Form 10KSB
period 2005-12-31
Asia Electrical Power International Group, Inc.
filed 2006-04-17
CIK 1306046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

( x )           Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

(    )          Transition report under Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the transition period from ____ to______.

Commission file number: 000-51787

Asia Electrical Power International Group Inc.

(Name of small business issuer in its charter)

Nevada
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

2255 -A Renaissance Drive, Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

Issuer's telephone Number 702-922-1939
Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value Common	N/A
(Title of class)	(Name of exchange on which registered)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.  (    )

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes  ( x )              No (    )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.  (    )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

      Yes  (    )      No ( x )

State issuer's revenue for its most recent fiscal year: $ 289,772 for the fiscal year ended December 31, 2005

The aggregate market value of common shares of voting and non-voting common shares held by non-affiliates, was not determinable as the Company's stock was not traded.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 24,000,000 shares of common stock outstanding as of April 10, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:    None

Transitional Small Business Disclosure Format (Check one):     Yes  (    ) ;         No  ( x )

PART I

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

·	general economic and business conditions, both nationally and in our markets,

·	our expectations and estimates concerning future financial performance, financing plans and the impact of competition,

·	our ability to implement our growth strategy,

·	anticipated trends in our business,

·	advances in technologies, and

·	other risk factors set forth herein.

In addition, in this report, we use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify forward-looking statements.

Asia Electrical Power International Group Inc. (“AEPI” or the “Company”) undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this prospectus. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 1 BUSINESS

History

Asia Electrical Power International Group Inc. ("AEPI") was incorporated in the State of Nevada on August 30, 2002 as "Berita International Corporation", for the purpose of producing high and mid-voltage electrical switchgears in PRC. On December 24, 2003, we changed our name to "Keiji International Group Inc." and on September 30, 2004 we changed our name to "Asia Electrical Power International Group Inc.".

On January 23, 2003, we entered into an Asset and Share Exchange Agreement (the "Agreement") with Shenzhen Naiji Electrical Equipment Co., Ltd. ("Naiji"), a PRC Corporation whereby we acquired all the issued and outstanding stock of Naiji for consideration of 24,000,000 shares of our common stock. Please refer to Exhibit 10.1 and 10.2.

In PRC, corporate ownership is determined by each shareholder's proportionate cash contribution instead of proportionate share ownership. There is no authorized capital or amount of outstanding stock established.

As a result, Naiji became our wholly-owned subsidiary. The shareholders of Naiji unanimously agreed to enter into the Agreement for the purposes of restructuring itself in anticipation of becoming listed on the OTC Bulletin Board ("OTCBB"). AEPI was formed by Naiji for this purpose. Prior to entering into the Agreement; we had no assets, liabilities, equity and had not issued any of our shares. As a result of entering into the Agreement; the shareholders of Naiji became the shareholders of AEPI in equal proportion wherein the 24,000,000 shares were allocated based on the capital contributions, or ownership of Naiji. The Agreement therefore was a non-arms length transaction.

Naiji has produced high and mid-voltage electrical switchgears since its inception in 1997.

For the years ended December 31, 2005 and 2004, we generated a profit of $ 289,772, and $ 61,017, respectively.

Naiji expects to expand its operations in PRC and wishes to raise the necessary funds by means of attracting investment in the public market.

We are currently under application to obtain a trading symbol in anticipation of becoming listed on the OTCBB. We have engaged a market maker and also an investor relations professional, Equicom Management Corporation ("Equicom").

EquiCom is a consultancy specializing in financial communications and investor information for emerging growth companies, headquartered in Vancouver, B.C., Canada, with an office in New York, N.Y. EquiCom is assisting the preparation of its required English-language documents including all communications submitted to the NASD through our market maker and ongoing liaison with broker-dealers. The professional services of EquiCom were engaged by us July 2005 for a contract fee of US$5,000 per month commencing on August 15, 2005. EquiCom is preparing a program on behalf of us to generate awareness across the investment community including producing all appropriate due diligence documentation necessary and will be our ongoing representative North America for purposes of corporate liaison with shareholders and investors. Please refer to Exhibit 10.7.

Principal Products, Services and Their Markets

We design, manufacture and market electrical power systems designed to monitor and control the flow of electrical energy and to provide protection to motors, transformers and other electrically powered equipment.

We carry a wide range of products which are generally configured together in various combinations to form a whole electric power and management system. The combinations vary depending on the needs of the customer and design specifications.

Our line of products is as follows:

Product	Typical Customer	How the products are used	Targeted Market
XGN15-12II	- A typical customer would	- This product is used in	- Residential and
SF6 Insulated	include residential,	conjunction with existing power	commercial developers
Ring Main Unit	commercial, urban or rural	systems to pass electrical current	or contractors of which
with Compact	developments of which	from one area to another; to allow	may require expansion of
Switchgear	require this product to be	for continuous flow of electricity.	existing power systems
	configured with existing		to new areas.
	power systems.	- This product uses SF6
		sulphurhexaflouride, a non-	- Wholesale manufactures
	- This product is also used	poisonous electronegative gas as	who may make bulk
	by customers to expand	insulation to protect the	purchases.
	their existing power system	components.
	to accommodate a larger		- Electrical equipment
	network of electricity.	- This product also has arc	installation companies
		extinguishing properties through	who may refer us to
	- Wholesale manufacturers	the use of circuit breakers. An arc	potential customers.
	and electrical equipment	is sparking which results when
	installation companies also	there are higher than normal	- Electrical Bureus of
	purchase this product for	levels of current and results in	urban and rural cities
	either resale or configuring	increased temperature in the unit.	who may award contracts
	in other existing power	This occurs when the level of	to us to service various
	systems.	electricity used at one time	existing or new
		exceeds a maximum level. The	transportation
	- Electrical Bureaus may	circuit breaker detects excessive	developments such as
	also require this product for	power demands in a circuit and	airports, subway stations,
	use in existing power grid	self-interrupts the arc when high	etc. They may also
	systems.	levels of current occur.	require certain areas to
be networked in order to
		- It is used primarily in connection	distribute power to these
		with the generation, transmission,	areas.
distribution and conversion of
electric power.

	-	-	-

Product	Typical Customer	How the products are used	Targeted Market
FLN36-12D SF6	- Customers who have	- This product is used in	- Developers or
Switch	existing power systems (as above)	conjunction with existing power	contractors (as above)
Disconnector		systems for opening and closing
	- Wholesale manufacturers	functions. Opening and closing is	- Wholesale Manufactures
	(as above)	achieved through the use of	(as above)
latches and metal springs and
	- Electrical equipment	occurs when electricity is initiated	- Electrical equipment
	installation companies (as	and terminated, much like when a	installation companies
	above)	light switch is turned off and on.	(as above)

	- Electrical Bureaus (as	- It also as arc extinguishing	- Electrical Bureaus of
	above)	properties and uses SF6 as	urban and rural cities (as
		insulation.	above)

Product	Typical Customer	How the products are used	Targeted Market
VDM6-12	- Customers who have	- This product functions similar to	- Developers or
Vacuum Circuit-	existing power systems (as above)	the FLN36-12D SF6 Switch	contractors (as above)
breaker with		Disconnector with the exception
magnetic	- Wholesale manufacturers	that it uses magnetic forces for	- Wholesale Manufactures
actuator	(as above)	opening and closing functions	(as above)
mechanism		switches as opposed to latches and	- Electrical equipment
	- Electrical equipment	metal springs, and uses a vacuum	installation companies
	installation companies (as above)	to extinguish arc as opposed to a	(as above)

	- Electrical Bureaus (as above)	traditional circuit breaker.	- Electrical Bureaus of
		- This product is generally a higher	urban and rural cities (as above)
model compared to the FLN36-
12D SF6 Switch Disconnector.

Product	Typical Customer	How the products are used	Targeted Market
SRM16-12 SF6	- Customers who have	- This product is used in the same	- Developers or
insulated ring	existing power systems	manner as the XGN15-12II SF6	contractors (as above)
main cabinet	(as above)	Insulated Ring Main Unit with
with compact		Compact Switchgear with the	- Wholesale Manufactures
switchgear	- Wholesale manufacturers	exception that this product also	(as above)
	(as above)	comes with modular or custom	- Electrical equipment
	- Electrical equipment	fitted cabinets suitable for pre-	installation companies
	installation companies (as above)	existing power systems. Cabinets	(as above)
are made of stainless steel, have
	- Electrical Bureaus (as above)	anti-corrosion properties and	- Electrical Bureaus of
		water resistant.	urban and rural cities (as
above)
- All fittings needed for switches
and other necessary components
are included and compatible with
other similar products on the
market. Cabinets are affixed to a
metal or concrete base.

- The product also has opening and
closing functions.

- A customer would use this
product as opposed to the
XGN15-12II SF6 Insulated Ring
Main Unit with Compact
Switchgear if it previously did not
have a cabinet to encase the
switchgear.

XGW1-12 Open	- Customers who have	- This product is used to encase and	- Developers or
and closed	existing power systems (as	protect the switchgear.	contractors (as above)
distribution	above)
cabinet		- It would normally be used in	- Wholesale Manufactures
	- Wholesale manufacturers	conjunction with the XGN15-12II	(as above)
	(as above)	SF6 Insulated Ring Main Unit
		with Compact Switchgear to form	- Electrical equipment
	- Electrical equipment	the SRM16-12 SF6 insulated ring	installation companies (as above)
main cabinet with compact
	installation companies (as	switchgear as describe above
	above)	(includes XGN15-12II SF6
Insulated Ring Main Unit with
Compact Switchgear and cabinet)
however is sold separately should
customers only require a
distribution cabinet.

Product	Typical Customer	How the products are used	Targeted Market
DFW8-12	- Customers who have	- This product's use is similar to	- Developers or
Branch cable	existing power systems (as	that of the XGN15-12II SF6	contractors (as above)
cabinet	above)	Insulated Ring Main Unit with
		Compact Switchgear of which it is	- Wholesale Manufactures
	- Wholesale manufacturers	used to pass electrical energy	(as above)
	(as above)	from one area to another to allow
		for continuous flow of electricity	- Electrical equipment
	- Electrical equipment	except this product uses branch	installation companies
	installation companies (as above)	cables.	(as above)

	- Electrical Bureaus (as above)		- Electrical Bureaus of
		- Some power systems are	urban and rural cities (as
		configured differently and use	above)
branch cables as opposed to
switchgears.

Product	Typical Customer	How the products are used	Targeted Market
FLW18-12	- Wholesale manufacturers	- This product is used to form a	- Wholesale Manufactures
Outdoor SF6	(as above)	complete outdoor electrical power	(as above)
Disconnecter		and management system.
	- Electrical equipment		- Electrical equipment
	installation companies (as	- This product functions to	installation companies
	above)	distribute and make directional	(as above)
connections of electricity to
	- Electrical Bureaus (as above)	integrated networked (power	- Electrical Bureaus of
		lined) areas.	urban and rural cities (as
above)
- It is the outdoor counterpart of the
FLN36-12D SF6 Switch
Disconnector with opening and
closing functions and arc
extinguishing properties.

- This product also can be
monitored and controlled
manually or by remote control
within a 15km radius.

CDM17-12	- Wholesale manufacturers	- Like the FLW18-12 Outdoor SF6	- Wholesale Manufactures
Outdoor Vacuum	(as above)	Disconnecter, this product is used	(as above)
circuit-breaker		to form a complete outdoor
with permanent-	- Electrical equipment	electrical power and management	- Electrical equipment
magnetic	installation companies (as above)	system used to distribute	installation companies (as above)
actuator		electricity to networked (power
mechanism	- Electrical Bureaus (as above)	lined) areas.	- Electrical Bureaus of
urban and rural cities (as
		- It is the outdoor counterpart of the	above)
VDM6-12 Vacuum Circuit-
breaker with magnetic actuator
mechanism and uses magnetic
forces and vacuum for opening
and closing functions and arc
extinguishment, respectively.

Product	Typical Customer	How the products are used	Targeted Market
KYN-12 Metal-	- Customers who have	- This product is used as an	- Developers or
enclosed	existing power systems (as	electrical conductor that makes a	contractors (as above)
switchgear	above)	common connection between
		several circuits. A common	- Wholesale Manufactures
	- Wholesale manufacturers		(as above)
	(as above)	connection would be required if
		an existing electrical network	- Electrical equipment
	- Electrical equipment	would be expanded to	installation companies
	installation companies (as above)	accommodate larger electrical network.	(as above)

	- Electrical Bureaus (as	- This product is similar to the	- Electrical Bureaus of
	above)	SRM16-12 SF6 insulated ring	urban and rural cities (as above)
main cabinet with compact
switchgear however it does not
use SF6 for insulation.

Please refer to Exhibit 10.3 for our standard supplier of raw materials contract.

Advertising and marketing strategy

Our main marketing strategies to target our markets are based on:

1.	The efforts of our sales staff in our marketing department and branch offices located throughout the region to obtain new customers.

2.	Effective client relations management directed through top management to maintain current customer base and to encourage referrals through these customers.

In maintaining customer relations, our sales staff in our branch offices offer technical support, tend to customer service matters and arrange for on site visits from our technical staff to follow up on questions or concerns the customer may have.

Members of our top management oversee the efforts of our sales staff and make adjustments to our marketing strategy as appropriate in response to market conditions. Top management approves all marketing strategies carried out by our sales staff.

Our target markets are:

·	Residential and commercial developers or contractors which may require expansion of existing power systems to new areas.

	o	Our sales staff regularly keep in contact with developers and contractors for future referrals to service any new development projects.

	o	Sales staff also seek new developers and contractors within their region via referrals from existing customers, or community resources (newspapers, trade magazines, etc.).

·	Wholesale manufactures who may make bulk purchases.

	o	We may offer a discount on bulk purchases and or discounts if we receive referrals from new customers. Manufacturers may keep promotional materials of ours in efforts to promote our products to their customer base.

·	Electrical equipment installation companies who may refer us to potential customers.

	o	Installation companies who are also licensed electricians appointed by government authorities also have their own customer base from which we may receive referrals

	o	We use a variety of installation companies as our products require installation by these licenses electricians and by disbursing our installation hires throughout the region; we introduce our products to these electricians who may refer our products to their customers.

·	Electrical Bureaus of urban and rural cities who may award contracts to us to service various existing or new transportation developments such as airports, subway stations, etc. They may also require certain areas to be networked in order to distribute power to these areas.

	o	We keep abreast on new rural and urban developments and bid on contracts to service these areas which require development or expansion.

The majority of our marketing efforts are tended to generate referrals from existing customers. We place an emphasis on providing what we believe to be a higher lever of customer service, specifically relating to our on site visits, and technical support.

Distribution Sales Network:

We have developed an integrated sales network in PRC, with the following 18 sales and marketing branch offices outside of Guangdong unless otherwise stated:

Branch Office Location	Kilometres from Principal Office in Shenzhen

Guangzhou (Inside Guangdong)	137
Nanning	864
Changsha	1,306
Huizhou (Inside Guangdong)	92
Kunming	1,867
Changchun	3,554
Shanxi	655
Jinan	2,188
Beijing	2,639
Yinchuan and	2,874
Xi-an	1,980
Hefei (Anhui)	*
Lanzhou (Ganshu)	*
Zhengzhou (Henan)	*

*Our branch offices in Chongqing, Shijiazhuang, Wuhan, Tangshan are located in Hebei province which is approximately 2000 KM from Shenzhen.

Branch offices are solely responsible for all sales and marketing efforts. All sales orders are directed to the operations office in Shenzhen whereby the products are manufactured and assembled.

The rent for the principal offices is approximately $ 7,700 per month plus common area costs. The rent for the branch offices are $ 150 per month for each office.

Please refer to Exhibit 10.4 for our standard sales contract.

Distribution

Within the Guangdong province, we distribute our products through our own fleet of vans. Approximately 30% of deliveries and sales are within the Guandong province. With sales orders outside of the Guangdong province, we contract out to freight forwarders to deliver our products. The remaining 70% of deliveries and sales are outside of the Guangdong province.

We have a contract with freight forwarders for periods of 1 year. The freight forwarding industry is highly competitive and widely disbursed throughout PRC. We can easily engage other forwarding companies if there is a need.

Competition

We expect to encounter significant competition from other power transmission/ distribution equipment companies that have been in the industry for a longer period of time and have a more extensive line of products than us. These industries are populated by many national or international companies, with significantly greater resources than ours.

The major companies in the power transmission/ distribution equipment market are ABB, Siemens, and Schneider Electric. In addition, other smaller manufacturers exist in this market throughout the region.

There are also competitors that carry copyright infringed products, or pirated products which are of lesser quality, resulting in a lower selling price. Pricing is an important factor in methods of competition; however, we believe that customer service from inception of the customer relationship throughout the life of the product purchased is an equal factor in our methods of competition.

Our competitors may offer a lower price given they may have stronger purchasing power due to economies of scale of their raw materials.

Our selling price includes not only the product, but also encompasses the customer service we provide throughout the life of our product, and consequently our relationship with our customer(s). Our products expected life averages over 20 years and throughout this time we maintain our relationship with our customers and build new relationships through referrals.

Our methods of competition is focused on providing on-site visits to address any questions or concerns the customer may have or just to follow up on whether the customer is satisfied with our product. Most of our competitors, to the best of our knowledge, do not follow up with their customers in this fashion.

Intellectual Property

Patents

We carry one patent for our FLN36-12D SF6 Switch Disconnector. We obtained this patent from the National Intellectual Property Bureau in April 2000. The patent life is 10 years and expires April 2010.

The significance of carrying a patent on this product is that at the time, we expected to generate the majority of our revenues from this model and wanted protection from any loss of revenue from the pirating of this product by various sources and from sales in illegal markets. However, the FLN36-12D SF6 Switch Disconnector has continuously been pirated despite the patent.

We do not carry any patents for our other products because the cost of obtaining a patent outweighs the benefits as copyright infringement laws in PRC are relatively new and enforcement to our knowledge is rare.

Since PRC joined the World Trade Organization, the Trademark Law was amended in 2001 and Implementing Rules in late 2002, and amended its copyright law.

Enforcement of copyright infringement in PRC has also been addressed, including recent changes that stiffened penalties for patent, trademark or copyright infringement, and the use of preliminary injunctions, and added criminal liability as an available remedy to trademark infringement.

In light of these new amendments, we may apply for patents on the remainder of our products in 2006.

Trademarks

We do not have any trademarks on our trade name or logo.

Employees

Principal Business Office

We have 105 full time employees in our Principal Business Office, filling positions in our Marketing, Quality Control, Research and Development, Productions, Purchasing/Transportation, Administration and Finance Departments. Manufacturing facilities are on this site as well.

The Marketing Department is disbursed throughout the region in both our Principal Business Office and Branch Offices. In our Principal Business Office, there are approximately 70 people, responsible for launching advertising campaigns, market research and customer service. We have 18 branch offices with 3-10 employees in each office.

The Quality Control Department is located in the Principal Business Office and responsible for outer and inner design specifications, input and output inspection, inventory management, product testing and after installation service support. This department also supervises the production department. There are 7 employees in this department, consisting of engineers and other technical staff.

The Research and Development Department is located in the Principal Business Office and is responsible for innovation of new and improved technologies. The department works closely with the Quality Control Department to ensure new products are constructed within specifications. There are 15 employees in this department consisting of engineers and other technical staff.

The Production Department is located in the Principal Business Office and is responsible for production, assembly and packaging. The department receives all specifications from the quality control department. There are 3 employees in this department.

The Purchasing and Transportation Department is located in the Principal Business Office and is responsible for fulfilling inventory orders from the quality control department, inventory management and co-ordination of delivery and installation. There are 5 employees in this department.

The Administration Department is located in the Principal Business Office and is responsible for human resources, training, and payroll. The department also evaluates all processes to ensure certain levels of efficiency are maintained. There are 4 employees in this department.

The Finance Department is located in the Principal Business Office and is responsible for compliance with accounting principles and national tax laws, bookkeeping, preparing budgets and analysis of financial reports. There are 4 employees in this department consisting of senior and junior staff accountants.

Branch Offices

We have a total of 184 employees in our 18 Branch offices located throughout the region. Branch offices were established to integrate an extensive sales network, directly solely for sales and marketing efforts.

Administrative Branch Office

We have 2 consultants in our Administrative Branch Offices. Our consultants provide translation and EDGAR filing services. Our consultants also have access to legal counsel for the purpose of preparing the necessary reports to comply with regulations applicable to fully reporting companies. Mr. Guo provides this office space for our consultants rent free.

Management believes that relations with its employees are good.

RISK FACTORS

Any of the following risks could materially adversely affect our business, financial condition, or operating results.

Compliance and enforcement of environmental laws and regulations may cause us to incur significant expenditures and resources of which we may not have.

Extensive national, regional and local environmental laws and regulations in PRC affect our operations. These laws and regulations set various standards regulating certain aspects of health and environmental quality, which provide for user fees, penalties and other liabilities for the violation of these standards. We believe we are currently in compliance with all existing PRC environmental laws and regulations. However, as new environmental laws and legislation are enacted and the old laws are repealed, interpretation, application and enforcement of the laws may become inconsistent. Compliance in the future could require significant expenditures, which may adversely effect our operations. The enactment of any such laws, rules or regulations in the future may have a negative impact on our projected growth, which could in turn decrease our projected revenues or increase our cost of doing business.

We face intense competition which could decrease our market share and result in an inability to maintain our working capital needs indefinitely.

We expect to encounter significant competition from other power transmission/ distribution equipment companies, which have been in the industry for a longer period of time and have a more extensive line of products. These industries are populated by many national or international companies, with significantly greater resources than ours.

The major companies in the power transmission/ distribution equipment market are ABB, Siemens, and Schneider Electric. In addition, other smaller manufacturers exist in this market throughout the world.

These competitors could have:

-	substantially greater financial and technical resources, which may allow them to expand their operations more quickly, offer a broader range of services and offer services at more competitive prices;

-	more extensive and well developed marketing and sales networks, which may allow them to grow their subscriber bases more quickly and efficiently;

-	greater brand recognition, which may influence a subscriber's purchase decision;

-	larger subscriber bases, which may provide economies of scale and operating efficiencies not available to us;

-	longer operating histories; and

-	more established relationships with government officials, equipment specialists and/or other strategic partners.

We are dependent on a few key personnel, being our officers and directors and the loss of any key personnel could have a material adverse effect on our ability to carry on business.

We are substantially dependent upon the efforts and skills of our executive officers, Mr. Guo and Mrs. Chen. We do not have employment contracts with either Mr. Guo or Ms. Chan and thus they have no obligation to fulfill their capacities as executive officers for any specified period of time. The loss of the services of either of the executive officers could have a material adverse effect on our business.

Our shareholders may not be able to enforce U.S. civil liabilities claims.

Our assets are located outside the United States and are held through a wholly-owned subsidiary incorporated under the laws of Nevada. Our current operations are conducted in PRC and Canada. In addition, our directors and officers are residents of countries other than the United States. All or a substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of PRC and Canada would recognize or enforce judgments of United States courts obtained against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in these countries against us or such persons predicated upon the securities laws of the United States or any state thereof.

We do not carry patents for the majority of our products which may result in a continuing decrease in our market share due to existing pirated products on the market.

Through our experience, obtaining a patent has not prevented our products from being pirated, and enforcement in the industry is considered rare. As a result, we see insufficient value from obtaining patents on our line of products. Currently our products are not used in the US and, thus, obtaining a US patent is unnecessary. In the event that our products are used in the US, we will consider applying for a patent at that time.

When PRC joined the World Trade Organization, it also amended its patent law to expand its scope to deter the infringement of all types of intellectual property. An enforcement organization was created (State Intellectual Property Office) for the purpose of coordinating all enforcement efforts by merging the patent, trademark and copyright offices under one authority. To date, this has not occurred. Until an enforcement structure is in place under one distinct authority, we do not foresee that enforcement of any type of copyright infringement will be achieved.

There will continue to be pirated products in the market until penalties are enforced by the authorities. To our knowledge, enforcement is considered rare and until this perception is changed, industries will continue to lose market share such as we have experienced. As a result, we have focused on providing and maintaining good client relations for our existing and new customers, however, our efforts may not materialize into increased market share.

We carry no insurance policies and are at risk of incurring personal injury claims from our employees and subcontractors, and incurring loss of business due to theft, accidents or natural disasters.

We currently carry no policies of insurance to cover any type of risk to our business except vehicle insurance. It is common practice in PRC not to carry such insurance.

We are required to renew our business license every 10 years and if we do not pass certain government inspections to ensure environmental laws are not breached, as required in the process of obtaining renewal, our business may be discontinued until we have implemented necessary recommendations as a result of inspections.

We obtained our business license on June 20, 1997 for a period of 10 years ended June 20, 2007. After this period expires, we are subject to another inspection in order to extend our business license for another 10 years. The extension of our business license is not guaranteed and we may not have the resources necessary to implement the changes in our business processes to comply with environmental laws in place. This will delay granting of our license and, as a result, our operations would be ceased, causing us to lose not only profits but also irreparable damage to our reputation.

We require the approval for all new products from independent research institutes appointed by government authorities and this process may be delayed due to the need for product refinement requiring additional resources of which we may not have and also delaying the launch of new products which would otherwise generate profits.

All of our products are tested by the Xi-An High Voltage Apparatus Research Institute located in Shenzhen and must pass all the required tests to obtain a clearance certification granting us approval to launch the product into market. The process of obtaining a clearance certificate is approximately 8 weeks and may be longer depending on the type of product. Delays in obtaining a clearance certificate will impact our cash flows as recouping product development costs and profits generated from the new product will be delayed.

The process of product testing and obtaining a clearance certificate costs up to $60,000 per product; however, we may incur additional costs and resources to refine our product as required. We may not have these resources and we may not be able to obtain the clearance certificate until such resources are available.

If we do not continue to receive shareholder loans we may be unable to meeting our minimum funding requirements.

As of December 31, 2005, we have received advances totaling $ 797,717 from Mr. Guo. We have no formalized agreements with Mr. Guo guaranteeing that certain amounts of funds will be available to. We may exhaust this source of funding anytime.

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of its stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable or at all. If adequate funds are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. In addition, we may be required to lay-off employees. Such inability could have a material adverse effect on its business, results of operations and financial condition.

We are required to commence construction of new office facilities on land we have made deposits on within 6 months of transfer of title.

On September 7, 2004, we entered into an agreement with the PRC to lease land for 50 years for the purpose of constructing new office facilities. We have made deposits however have not received title to this property as the PRC has not fulfilled its obligation to make improvements to the property. Once such improvements are completed and title has been transferred to us, we are required to commence construction within 6 months and complete construction within 2 years. A substantial amount of funding for construction will be loaned to us by shareholders of whom we do not have contracts with for commitment of specified amounts to be loaned to us. As mentioned above in “If we do not continue to receive shareholder loans we may be unable to meeting our minimum funding requirements.”, we may exhaust this source of funding anytime and may not be able to complete construction or fulfill our terms of the contract. If we do not complete construction within this time frame, we are subject to penalties of approximately $ 3,800 per month (RMB1.00 per m2 of area-30,573.55 m2 total area) until completion of construction.

The average selling price of our product may decrease which will reduce our gross margin.

The industry which we operate in has traditionally experienced a rapid erosion of average selling prices due to a number of factors, including competitive pricing pressures, promotional pricing, technological progress and a slowdown in the economy that has resulted in excess inventory and lower prices as companies attempt to liquidate this inventory. We anticipate that the average selling prices of its products will decrease in the future in response to competitive pricing pressures, excess inventories, increased sales discounts and new product introductions by it or its competitors. We may experience substantial decreases in future operating results due to the erosion of its average selling prices.

Our performance will depend on the introduction and acceptance of newly developed products.

Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address customer requirements in a timely and cost-effective manner. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. Such actions would substantially hurt sales and negatively affect future profitability.

We must continuously increase the productivity of our distribution and marketing channels to increase revenues.

Our distribution strategy focuses primarily on developing and increasing the productivity of indirect distribution channels through resellers and distributors. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products may decrease and its operating results could suffer. Many of our resellers also sell products from other vendors that compete with our products. We cannot assure that we will be able to enter into additional reseller and/or distribution agreements or that it will be able to successfully manage its product sales channels. Our failure to do any of these could limit our ability to grow or sustain revenue.

RISKS RELATING TO THE OUR COMMON STOCK

There is currently no public market for our common stock and therefore the stock you purchase may be illiquid for an indefinite period of time.

There is currently no public market for the common stock. We are under application to apply for quotation of our common stock on the OTC Bulletin Board, there can be no assurance that, even if our common stock is approved for quotation, an active trading market for our common stock will develop or be sustained.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (the “Securities Exchange Act”) impose sales practice and disclosure requirements on NASD broker-dealers who make a market in “penny stocks”. A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

Our stock is substantially controlled by directors, officers and principal shareholders for the foreseeable future and as a result, will be able to control our overall direction.

Our insiders, being the directors, officers and principal shareholders, own an aggregate of approximately 54.71% of our outstanding shares. As a result, the insiders will be able to control the outcome of all matters requiring stockholder approval and will be able to elect all of our directors. Such control, which may have the effect of delaying, deferring or preventing a change of control, is likely to continue for the foreseeable future and significantly diminishes control and influence which future stockholders may have in AEPI. See “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.”

ITEM 2 DESCRIPTION OF PROPERTY

Principal Business Office

Our Principal Business Office is located at 28th Building, Lishan Industrial Zone, Xinghai Road, Nanshan District, Shenzhen, PRC 518052.

In July 2004, we were notified by the PRC to vacate our premises previously located at 15th Factory Building, Nanshan Industrial Village as a result of rezoning of the area. The land which our building was situated on was planned for demolition for construction of new roads leading into an industrial zone. As a result we received approximately $ 17,000 in compensation from the PRC. We relocated to an office in the same industrial zone and our monthly lease payments are approximately $ 7,700 plus or minus addition common area costs or recoveries, respectively. The lease term is from July 31, 2004 to April 30, 2006. Our lease agreement is attached in Exhibit 10.5.

Our office space is 4 floors, with each floor being 2,750 square feet, total 11,000 square feet and is kept in good condition. We lease the operations office from an unrelated and unassociated party for approximately $ 93,000 gross per year which includes an approximation of additional common area costs or recoveries incurred. Our manufacturing facilities take up 3 floors and our Marketing, Quality Control, Research and Development, Productions, Purchasing/Transportation, Administration and Finance Departments occupies the remaining floor.

On September 7, 2004, we entered into an agreement with the PRC to purchase approximately 3.77 hectares of land ("Leased Land") for the purpose of constructing new manufacturing facilities and office space. The total purchase price is $ 1,074,420 with deposits to be made in intervals. Mr. Guo provided us with shareholder loans for payment of these deposits. We will receive title to the Leased Land once all payments are fulfilled and subject to the PRC making improvements to the property and implementation of sewage systems. Improvements will be made to surrounding roads, drainage, electrical and communication systems. Currently the PRC has made all such improvements with implementation of the sewage system remains to be completed. As of December 31, 2005 and to date, we have made deposits in the amount of $ 996,326 and $ 78,094 remains pending. The $78,094 amount pending relates to the cost of implementation of the sewage systems and will be payable when completed. The estimated completion date is June 30, 2006.

As the PRC was subject to making improvements to the Leased Land and implementation of sewage systems where such work extended beyond the November 30, 2004 deadline, we signed an addendum to the agreement of September 7, 2004 to reflect changes in circumstances affecting the cost and use of the Leased Land.

On January 20, 2006, we entered into an agreement with Shenzhen Land Resource and Real Estate Management Bureau ("Land Resource Bureau"), a division of the PRC, for compensation of loss of business to the previous users of the Leased Land. The Leased Land was previously used as farmland for cultivating various crops. The compensation is based on a calculation of area of land use of which the Land Resource Bureau determined to be

$ 1,355,566 USD. Full payment is due June 30, 2006. Upon entering into this agreement with the Land Resource Bureau, 2 terms in lease agreement we entered into on September 7, 2004 were changed.

The 1st term relates the period of the lease which was originally to commence September 7, 2004 was extended to January 20, 2006 for 50 years expiring 2056. The 2nd term relates to the area of usage of the Lease Land. The original area was 3.77 hectares and has been revised to 3.06 hectares to reflect new city planning agendas for development of expanded transportation routes surrounding the Leased Land. We are currently in negotiations with the PRC to request compensation for the decrease in area.

A lease from the PRC Government grants use of land by obtaining a State Owned Land Usage Certificate and a lease obtained through previous lease holders grants use of land by obtaining a Collective Land Usage Certificate. In our case, we were granted a Collective Land Usage Certificate. Land in PRC cannot be owned and the only form of ownership is by way of lease for a period of up to 90 years. A regulation which we must comply with in order to keep the lease is the use of the land as specified in the business license. Any changes in use must be approved by the PRC Government.

We will be occupying our office space at 28th Building, Lishan Industrial Zone, Xinghai Road, Nanshan District, Shenzhen, until construction of our facilities is completed. We are in the process of applying for permits and other approvals for construction and have not committed to any agreements with 3rd parties for construction or requested quotations from such parties. As a result, we cannot estimate construction costs at this time. We expect construction to commence mid 2006 for completion any time between 8-12 months. Funding for this project will substantially be through shareholder loans obtained from Mr. Guo. We do not have agreements with Mr. Guo for such funding.

Branch Office

We also have branch offices throughout PRC developed for integrating our sales network with 18 sales and marketing branch offices in Guangzhou, Nanning, Changsha, Huizhou, Kunming, Changchun, Shanxi, Jinan, Beijing, Yinchuan,Xi-an, Chongqing, Shijiazhuang, Wuhan, Hefei, Lanzhou, Tangshan, and Zhengzhou.

Each office employs 3-10 employees and is rented on a month to month basis. The cost per office per month is approximately $150.

We do not have policies regarding the acquisition or sale of real estate assets for the purposes of capital gain or for income. We do not hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities nor do we expect to do so in the future.

Administrative Branch Office

Our administrative branch office for North American investor relations and U.S. regulatory reporting is located at 2255 ¡§CA Renaissance Drive, Las Vegas, Nevada, 89119.

Our filing agent is located at #703-1112 West Pender Street, Vancouver, BC, Canada V6E2S1 of which provides us with answering and English/Chinese translation services, EDGAR filing services, fax services, reception area and shared office, and boardroom meeting facilities. This office is provided rent free by our President, Yulong Guo and is kept in good condition. There are currently no proposed programs for the renovation, improvement or development of the facilities that we currently use. We believe that this arrangement is suitable given the nature of our current operations, and also believe that we will not need to lease additional administrative offices for at least the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on September 1, 2005, the following individuals were elected unanimously to the Board of Directors to serve until the next Annual Meeting of Stockholders:

Name	Position	Period Serving	Term (1)

Yulong Guo	CEO, President, Director,	September 1, 2005 ¡¡ìC	1 year
	Treasurer	August 31, 2006

	Secretary, Chief	September 1, 2005 ¡¡ìC
Xiaoling Chen			1 year
	Accounting Officer	August 31, 2006

We approved the appointment of Robert G. Jeffrey as our independent accountants for the fiscal year ended December 31, 2005.

PART II

ITEM 5.               MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY No Public Market for Common Stock

There is no public trading market for our shares in the United States or elsewhere. We are under application for a listing on the OTCBB. There can be no assurance, however, that a public market will materialize.

Stockholders of Our Common Shares

As of April 14, 2006, we had 21 registered shareholders and 24,000,000 shares outstanding.

Rule 144 Shares

Not including shares registered in this prospectus, a total of 16,710,000 shares of our common stock were available for resale to the public after January 23, 2005 in accordance with the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the company's common stock then outstanding which, in our case, will equal 240,000 shares as of the date of this prospectus; or

2.	the average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

Under Rule 144(k), a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

Stock Option Grants

There are no outstanding options or warrants to purchase, or securities convertible into shares or equity compensation plans. Our issued and outstanding shares could be sold at the appropriate time pursuant to Rule 144 of the Securities Act.

DIVIDEND POLICY

We have not declared or paid any cash dividends on its common stock or other securities and does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

DESCRIPTION OF SECURITIES

Our total authorized capital is 75,000,000 shares with a par value of $0.001 per share, of which 24,000,000 shares are issued to 21 shareholders as of April 14, 2006. 7,290,000 shares of common stock are were offered effective February 4, 2006 and are being resold by the selling shareholder at a price of $0.02 per share; therefore, this offering will not affect the total number of shares of common stock issued and outstanding.

All of our authorized shares are of the same class and, once issued, rank equally as to dividends, voting powers, and participation in assets. Holders of shares are entitled to one vote for each share held of record on all matters to be acted upon by the shareholders. Holders of shares are entitled to receive such dividends as may be declared from time to time by the Board of Directors, in its discretion, out of funds legally available. However, our present intention is not to pay any cash dividends to holders of shares but to reinvest earnings, if any. In the event of our liquidation, dissolution or winding up the holders of shares are entitled to share pro-rata in all assets remaining after payment of liabilities.

Shares have no pre-emptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the shares.

Our articles and by-laws do not contain any provisions that would delay, defer or prevent our change in control.

ITEM 6.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The application of GAAP involves the exercise of varying degrees of judgment. The resulting accounting estimates will not always precisely equal the related actual results. Management considers an accounting estimate to be critical if:

  assumptions are required to be made; and
  changes in estimates could have a material effect on our financial statements.

The following table presents information about our most critical accounting estimates and the effects of hypothetical changes in the assumptions used when making such estimates:

Balance	There is a risk of	How did we arrive at these	How Accurate have we	How Likely to change
Sheet	Change because?	estimates?	been in the past?	in the future?
Account

Accounts	We provide an	AFDA are made on	These estimates of AFDA	This method of
Receivable	Allowance For	accounts older than 2 years.	have been accurate in the	determining AFDA will
	Doubtful Accounts	It is common in the industry	past as the majority of	likely not change as we
	(AFDA) based on the	for accounts less than 2	accounts older than 2 years	have been able to
	credit ratings of	years to be considered	belong to customers who	collect on the majority
	customers and age of	current. Collection mostly	have become bankrupt.	of accounts within 1.5
	the account.	occurs within 1.5 years.	Collection continues to	years and write off
	Uncollectible accounts	Accounts older than 2 years	occur within 1.5 years.	uncollectible account
	are also written off,	are reasonably likely to be	There are situations where	which normally occurs
	particularly when	uncollectible and AFDA are	bankruptcy occurs on more	on accounts older than
	bankruptcy occurs.	provided for the sum of	current accounts where the	2 years. We may adjust
	The allowance we	these accounts.	account will be written off.	the method of
	provide is an estimate		Current accounts of which	determining AFDA on
	based on historical		become bankrupt would not	potential bankrupt
	information and may		have been included in	clients however to date;
	not reflect current		previous estimates of	we do not foresee the
	conditions as to		AFDA.	need as we expect to
	whether the account			collect account within
	may be collectible.			the normal time period
of 1.5 years.

Balance	There is a risk of	How did we arrive at these	How Accurate have we	How Likely to change
Sheet	Change because?	estimates?	been in the past?	in the future?
Account

Inventory	We review the net	The cost of our inventory	Our selling prices have	We do not foresee to
	realizable value of our	(including manufacturing	remained stable and, as a	decrease our selling
	inventory to ensure that	overhead) is compared to	result; we have not required	price to a level that
	it is recorded at a lower	net realizable value in the	writing down of inventory.	would cause net
	of cost or market value.	market. Selling prices have	Market conditions may	realizable value to be
	At this time, any	remained stable despite	force the selling price down	less than cost of our
	obsolete inventory is	market conditions	amongst competitors;	inventory. We have
	written off. The market		however;; we will continue	continued to generate
	value could change due		to maintain our selling	sales based on these
	to the success of		prices as we compensate the	selling prices despite
	technical innovation on		difference in price by	fluctuation in market
	our part or by		provided technical support	conditions.
	competitors within the		after installation and what
	switchgear market.		we believe to be a higher
lever of customer service.

Fixed Assets	We calculate our	The estimated lives of fixed	Our fixed assets are	We do not foresee any
	depreciation using the	assets are based on	currently being utilized last	changes.
	straight line method	guidelines provided by	for the length of the lives we
	based on useful lives of	Chinese tax authorities.	are using for depreciation.
	the assets. The useful	These guidelines reflect the
	lives of the asset could	actual useful lives of the
	change due to technical	assets.
innovation and or other
factors and we may
write off or write down
obsolete assets.

Accrued	We are subject to	Income tax provision is	Our estimates currently	Taxes payable
Liabilities	income taxes in China.	calculated based on the	have been in line with the	calculations are based
(Income	The determination of	statutory tax rate and level	actual assessment in our tax	on a fixed rate which
Tax)	the tax liability is based	of operating income.	liability. Income tax	we do not foresee to be
	on calculations which	Operating income is based	provisions are calculated	changed. However, our
	are further based on	on various estimates we	monthly.	estimates may change
	estimates such as, for	make regarding the above		from time to time and
	example allowances for	mentioned items which may		this may affect the
	bad debt. These	differ from actual results.		income tax provision.
	estimates may change	This calculation is provided		We may under or over
	from time to time and	monthly and installments		remit our installments
	the final tax outcome	are made toward the tax		based on how our
	may increase or	liability.		estimates differ from
	decrease our income tax			actual results.
expense provision
made.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance from December 31, 2005 compared to December 31, 2004.

	2005	% Sales	2004	% Sales
Sales	$ 6,840,242	100%	$ 5,147,198	100%
Cost of Goods Sold	5,884,153	86%	4,286,623	83%

Gross Profit	$ 956,089	14%	$ 860,575	17%

Our revenues increased as a result of marketing strategies we initially implemented in 2003 as a result of losing significant market share. During this time, the switchgear market was being over supplied with lower grade, pirated products which were in turn, lower in price. These products are substantially lesser not only in quality but also in price, sometime as much as 50% of industry average selling prices. As pricing is an important method of competition, during this time, we were unable to complete with others offering a lower price; especially amongst consumers who are first time purchasers or not familiar with the market.

The increase in revenues granted us greater purchasing power, enabling us discounts on bulk purchases, thereby increasing our gross profit. So as long as we sustain our marketing strategies at currently levels which consist also of providing what we believe to be a higher level of customer service, we foresee we will continue to receive referrals through our customers, and resulting increase in revenues. The effectiveness of our strategies also allows us to maintain our selling prices at levels which sustain our working capital needs.

We intend on maintaining our marketing strategies and will monitor, review, and adjust such marketing strategies as market conditions change.

The following is a summary of the expenses we incurred during the period. Most expenses increased in line with the increase in sales except as otherwise noted:

Selling and Administrative Expenses (2005-$790,072 vs. 2004 - $ 750,316)

		%	%
	2005	Sales	Expenses	2004	% Sales	% Expenses
Selling Expenses
Transportation	83,359	1%	11%	69,327	1%	9%
Travel and Promotion	97,053	1%	12%	71,469	1%	10%
Technical Support and
Warranty	54,633	1%	7%	47,015	1%	6%
Marketing	17,707	*	2%	15,788	*	2%
Bad Debts	2,385	*	*	157,137	3%	21%
Consulting Fees	-	*	*	50,743	1%	7%
Other	27,358	*	3%	10,195	1%	1%

	282,495	4%	36%	421,674	8%	56%
Administrative Expenses
Salaries, benefits and dues	226,183	3%	29%	167,758	3%	22%
Depreciation	55,204	1%	7%	7,247	*	1%
Amortization	9,004	*	1%	8,911	*	1%
Traveling and Vehicle	26,526	*	3%	24,769	*	3%
Occupancy	94,007	1%	12%	81,711	2%	11%
Office and Utilities	38,407	1%	5%	22,180	*	3%
Meals and Entertainment	3,612	*	*	2,595	*	0%
Other	56,634	1%	7%	13,471	*	2%

	809,577	7%	64%	328,642	6%	44%
Selling and Administrative
Expenses	$ 792,071	16%	100%	$ 750,316	14%	100%

* Less than 1% Selling Expenses:

Transportation costs increased as a result of the PRC imposing further taxes on fuel and new fees per transportation unit based on the vehicle weight. These fees were imposed to generate the funds for improvements of roads. In addition, our sales staff incurred transportation costs to areas surrounding our branch offices for the purpose of promoting sales. Also our sales staff incurred costs for onsite visits to potential customers and distributors.

Traveling and promotion increased as a result of retaining an additional 40 employees in our branch offices which incurred travel costs in order to promote our product in areas outside our sales network.

Technical support and warranty, marketing, and consulting fees increased as a resulting in increased revenues. Such expenses were required to sustain the level of revenues we generated. We encourage our clients to contact us with any questions, concerns, comments they have about their product and the level of our customer service. Should the customer require on site assistance, we provide the services of our technicians to address any problems.

We aim to visit our customers after installation and during this time, we provide information that we believe to be helpful in understanding their new system and assess and remedy and problems themselves, should they arise.

Marketing expenses we incurred consists of design, printing of promotional materials, advertising in trade magazines and billboards and at trade exhibitions.

As a result of retaining additional staff, salaries and relating benefits, office and utilities increased. Benefits and dues consist of social insurance and union fees.

Bad debts were incurred in 2004 as a result of writing off accounts which were outstanding for more than 2 years. These customers became bankrupt during 2004 and the recovery of amounts owed to us is unlikely.

Administrative Expenses:

Salaries, benefits and dues increased as a result of retaining additional staff mostly in our sales department filling those positions in our branch offices. Existing staff also received bonuses and or increase in salaries.

Travel and Vehicle consists of expenses incurred for transportation of our staff between our offices. We are reducing these expenses and are currently offering this service to senior staff.

Occupancy expenses are not expected to fluctuate as monthly payments are predetermined as per our lease agreement and any deviation from such amounts are as a result of increase or decrease to maintenance or common area costs. Our office and manufacturing facilities are leased from July 31, 2004 until April 30, 2006. We may occupy this space on a month to month basis upon expiration of the lease agreement. Please refer to Exhibit 10.5. The 2004 balance consists of $17,000 compensation received from the PRC as a result of vacating our previous office and manufacturing facilities for rezoning purposes. Previous facilities were demolished and new roads were constructed leading into the industrial zone.

We will be occupying our new office space until we construction of our facilities will be completed. We are in the process of applying for permits and other approvals for construction and have not committed to any agreements with 3rd parties for construction or requested quotations from such parties. As a result, we cannot estimate construction costs at this time. We expect construction to commence early 2006 for completion any time between 8-12 months.

Funding for this project will substantially be through shareholder loans obtained from Mr. Guo. We do not have agreements with Mr. Guo for such funding.

Office and Utilities increased as we incurred costs for office material for new staff. Also there was in increase in the utility rate.

Meals and Entertainment increase as a result of staff functions during the year in conjunction with training purposes. These expenses are examined periodically and are reduced when deemed necessary by management.

Over the next 12 months, we expect our expenses to remain relatively the same with the exception of transportation, travel and promotion, technical support and warranties. Given highly competitive market conditions, we will provide more on-site visits to our customers and provide all necessary support through either our sales staff or technicians to provide customer satisfaction. Marketing expenses may increase depending on our levels of revenues. We may have to alter our strategies in response to the changing market conditions as dictated by the industry.

Interest Expense, net (2005 - $ 40,378 vs. 2004-$ 29,482)

Interest of 6% was charged on outstanding shareholder loans. We also incurred interest earned and bank charges on bank balances only. No interest was incurred as a result of bank loans or other forms of debt.

Other income, net (2005 - $89,656 vs. 2004- $46,223) and Other expenses, net (2005 $ 11,388 vs. 2004-$7,868)

Other income consists of amounts received from suppliers for compensation of faulty products sold to us. The compensation consists of amounts reimbursed for defective materials and loss of business. The matter was settled privately and there are no pending suits against such suppliers.

Other expenses mainly consist of penalties paid for late remittances of tax installments. Management is currently reviewing its methods of remitting in a timely manner.

Performance indicators

We measure our performance through financial and non-financial measures as set forth below. Our performance is affected by trends and uncertainties which we have experienced thus far or that we foresee may occur.

Financial Measures:

1.	Achieve sales levels consistently of $7,000,000 each fiscal year. Our sales are summarized as follows:

	Year ended,	Year ended,
	Dec 31, 2005	Dec 31, 2004
	(Audited)	(Audited)
Sales	$ 6,840,242	$ 5,147,198

We project that we will reach our goal of generating sales in 2006 of $ 7,000,000 by increasing the number of our branches offices by a further 10 and employing 5-10 sales staff in each office per year.

2.	Cash flows generated from collection of accounts receivables and customer advances (unearned revenues) of $450,000 per month.

3. Age of accounts receivable average 3 months.

It is common in the industry to consider accounts receivables within one year old to be current. This is a common perception not only in the industry in which we operate but also among other industries. Therefore, decreasing our collection period from its current period of approximately 1.5 years to three months will be a challenge. However, we may use other tactics such as offering discounts to encourage prepayments on contracts in order to meet these goals.

Non Financial Measures:

1.	Increase number of our customers to 400. We currently have approximately 300 customers.

2.	Increase our referral ratio of customers to current customers to two. (For every two customers, we receive one referral.)

We estimate that approximately 80% of the customers we service retain us for future contracts. Our goal is to obtain referrals from our customers, specifically manufacturers and electrical instillation companies that are licensed by the government. These customers have their own client bases and, should our products and our customer services be satisfactory, we anticipate referrals from these sources.

Current trends in the industry

As discussed above, since 2003 we experienced a decrease in our sales due to the increased supply of lower grade pirated products being produced. We expect this trend to continue and, in order for us to regain our market share and increase and surpass revenues levels previously achieved, we will have to regain our competitive edge by directing resources into product innovation and refinement, research and development, marketing and advertising. We will also focus on maintaining good customer relations by providing what we believe to be a higher level of customer service. We wish to attract new customers by providing this level of service consistently throughout the life of the contract.

We have been able to regain our market share and expect to increase our customer base and level of sales with our existing methods of marketing, sales staff and customer service we provide. We view customer service as the most important factor in our marketing mix.

Liquidity and Capital Resources Working Capital Needs:

As of December 31, 2005 we had a negative working capital of $ 70,360. Not including our plans for construction of new office facilities, over the next 12 months, we will require approximately $6,000,000 to sustain our working capital needs as follows:

Materials, Labor, Overhead	$ 5,000,000
Selling Expenses and Administrative Expenses	1,000,000
Total	$ 6,000,000

Selling and administrative expenses consist of transportation, travel, warranty and service, salaries, marketing, salaries, auto, utilities, rent and office.

Sources of Capital:

We expect our revenues generated to absorb these costs; however, if additional capital is needed, we will explore financing options such as shareholder loans. Shareholder loans are without stated terms of repayment with interest at the rate of 6% per annum. We will not be considering taking on any long-term or short-term debt from financial institutions in the next 12 months. Shareholders loans are granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

In the past, we have normally been able to sustain our working capital needs that have surpassed the revenues from sales through shareholder loans. We expect this source of funding to continue; however, in the event shareholder loans are no longer granted to us, we may obtain long or short term financing or downsize our operations. As of December 30, 2005, we have received $ 797,717 in shareholder loans.

We foresee that downsizing our operations is unlikely, but in the event that this is the course of action taken, we may reduce the number of our branch offices and related sales staff.

Plans for Expansion:

Given sufficient funding, we expect to expand our operations throughout the region by establishing up to 10 more branch offices devoted to marketing efforts. Each branch office will have approximately 3-10 full time and part time employees. To sustain new branch offices for 12 months, we will require a total of $100,000 of which $95,000 will be allocated to salaries and $5,000 allocated to rent. In 2004, we established 2 branch offices with 3 employees per location. We established another 5 branch offices in 2005 with 3 employees per location.

The need for the $100,000 for expansion is not included in the $ 6,000,000 we require to meet working capital needs.

We will be occupying our current office space and manufacturing facilities leased until April 30, 2006 until we have constructed a new office building on land we leased for 50 years effective January 2006. The purchase was financed through shareholder loans. No bank loans were taken out to fund this purchase. We have not made any plans for construction and cannot estimate the cost of construction at this time. Construction costs are expected to funded by the same sources. Our construction plans are under review by the PRC for approval of permits and other necessary approvals.

We do not know of any trends, events or uncertainties that are likely to have a material impact on our short-term or long-term liquidity other than those factors discussed above.

Cash Flows Operating Activities:

Our cash flows consumed by operating activities were $ 571,656 for 2005 compared to cash generated of $ 788,747 for 2004. The following summarizes the inflow and outflow of cash for these periods:

	2005	2004
Net Income	$ 289,772	$ 61,017
Decrease (increase) in accounts receivable	(647,339)	349,608
Decrease in advances to suppliers	28,190	169,482
Increase in inventory	(100,716)	(338,107)
Decrease in advances from customers	(529,443)	(15,118)
Other	87,880	551,865

Net Cash Provided By Operating Activities	$ (571,656)	$ 788,747

Cash flow from accounts receivable decreased as we incurred several customers of which were made on account. These accounts are on average outstanding for 1 year and it is common in the industry to consider such accounts current. We normally have these accounts settled between 1.5 years and 2 years.

Expenditures from advances to suppliers decreased as inventory levels of raw materials were sufficient to meet our production needs. We have also made more purchases on account this year as well. Purchases were also made to replenish inventory levels as a result of realizing prepaid contracts.

Investing Activities:

Our cash consumed by investing activities was $ 373,928 in 2005 and $ 788,448 in 2004. In 2004 we purchased production equipment and additional delivery vans.

In 2005 we made additional deposits on land we leased for a period of 50 years in the amount of $ 244,232. Total deposits to date are $ 996,325 and $ 339,340 remains pending. Mr. Guo provided the necessary funds to make such deposits.

Financing Activities:

Our cash flow provided from financing activities was $ 101,642 in 2005 and $ 428,487 in 2004 which we obtained by shareholder loans from Mr. Yulong Guo. These loans are without stated terms of repayment with interest payable at the rate of 6% per annum.

Mr. Guo will likely be financing a significant portion of our constructing of new office and manufacturing space as mentioned above.

Material Commitments

We do not have any material commitments for capital expenditures. We have title to all our capital assets consisting of production equipment, automobiles, and office equipment.

We have lease commitments effective July 31, 2004 through April 30, 2006 for the lease of our Principal Business Office described below under “Description of Property”. Lease payments are approximately $7,700 per month.

Seasonal Aspects

Our business is seasonal in that sales are particularly low in February, due to the Chinese New Year holiday, during which time our business is closed up to 2 weeks. Sales in March are usually higher than usual levels as a result.

Off Balance Sheet Arrangements We have no off balance sheet arrangements.

ITEM 7.	FINANCIAL STATEMENTS

December 31, 2005 and 2004
Page

	Accountant's Audit Report	F-1
	Consolidated Balance Sheets	F-2
Consolidated Statements of Operations and Earnings
	Accumulated	F-3
	Consolidated Statements of Changes in Stockholders' Equity	F-4
	Consolidated Statements of Cash Flows	F-5
	Notes to Consolidated Financial Statements	F-6

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

Consolidated Financial Statements

DECEMBER 31, 2005

ROBERT G. JEFFREY
CERTIFIED PUBLIC ACCOUNTANT
61 BERDAN AVENUE
WAYNE, NEW JERSEY 07470
LICENSED TO PRACTICE	TEL: 973-628-0022
IN NEW YORK AND NEW JERSEY	FAX: 973-696-9002
MEMBER OF AICPA	E-MAIL: rgjcpa@optonline.net
PRIVATE COMPANIES PRACTICE SECTION
MEMBER CENTER FOR PUBLIC COMPANY AUDIT FIRMS
REGISTERED PUBLIC ACCOUNTING FIRM WITH
PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Asia Electrical Power International Group, Inc.

I have audited the accompanying consolidated balance sheet of Asia Electrical Power International Group, Inc. as of December 31, 2005, and the related consolidated statements of Income, changes in stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asia Electrical Power International Group, Inc. as of December 31, 2005, and the results of its operations and cash flows for the years ended December 31, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.

/s/Robert G. Jeffrey ROBERT G. JEFFREY April 1, 2006 Wayne, New Jersey

-F1-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

CONSOLIDATED BALANCE SHEET

December 31, 2005

ASSETS
Current Assets:
Cash	$ 283,601
Accounts receivables, net of provision for doubtful
Accounts	1,522,865
Other receivables	65,998
Advances to suppliers	179,208
Inventory	1,300,310

Total current assets	3,351,982

Fixed Assets:
Production equipment	130,878
Office equipment	75,345
Vehicles	276,436

482,659
Less accumulated depreciation	194,600

Net fixed assets	288,059

Other Assets:
Deposit on Land	996,326
Rental deposit	15,370
Deferred taxes recoverable	31,997

Total other assets	1,043,693

Total Assets	$4,683,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	1,687,739
Advances from customers	727,176
Accrued liabilities	174,458
Other liabilities	35,252
Shareholder advances	797,717

Total current liabilities	3,422,342
Stockholders' Equity:
Common stock: authorized 75,000,000 shares of
$0.001 par value; issued and outstanding 24,000,000	24,000
Capital in excess of par value	728,260
Retained Earnings	387,422
Earnings appropriated for statutory reserves	121,710

Total Stockholders' equity	1,261,392

Total Liabilities and Stockholders' Equity	$4,683,734

The accompanying notes are an integral part of these financial statements.
-F2-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2005 and 2004

	2005	2004

Revenue	$ 6,840,242	$ 5,147,198
Cost of Sales	5,884,153	4,286,623

Gross Profit	956,089	860,575

Expenses:
Selling and Administrative Expenses	792,072	750,316

Operating Income	164,017	110,259

Other Income and Expense:
Other Income	89,656	46,223
Subsidy Income	112,013	-
Interest Expense	(40,378)	(29,482)
Other Expense	(11,388)	(7,868)

Income Before Income Taxes	313,921	119,132

Provision for Income Taxes:
Current Provision	56,146	85,652
Less Accrual of Deferred Tax Asset	(31,997)	(27,537)

Net Tax Provision	24,149	58,115

Net income	$ 289,772	$ 61,017

Income Per Share -
Basic and Diluted	$ 0.01	$ -

Weighted average
Number of shares
Outstanding	24,000,000	24,000,000

The accompanying notes are an integral part of these financial statements.

-F3-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS¡¯ EQUITY

For the Years Ended December 31, 2005, and 2004

			Capital in
	Common Stock		Excess of	Statutory	Retained
	Shares	Amount	Par Value	Reserve	Earnings	Total

Balance January 1, 2004	24,000,000	$24,000	$ 512,898	$ 74,871	83,472	695,241
Interest imputed on			32,626			32,626
shareholder loan
Additional capital			120,817			120,817
contributions
Net income for period					60,017	61,017
Allocation of statutory
reserve				2,240	(2,240)	-

Balance, December 31,	24,000,000	24,000	666,341	77,111	142,249	909,701
2004
Interest imputed on			44,230			44,230
shareholder loan
Additional capital			17,689			17,689
contributions
Net income for period					289,772	289,772
Allocation of statutory
reserve				42,623	(42,623)	-

Balance, December 31,	24,000,000	$ 24,000	$ 728,260	$ 119,734	$ 389,398	$ 1,261,392
2004

The accompanying notes are an integral part of these financial statements.

-F4-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004
	2005	2004
CASH FLOWS FROM OPERATIONS:
Net income	$ 289,772	$ 61,017
Charges not requiring the outlay of cash:
Depreciation, amortization and foreign exchange	66,412	24,615
Interest imputed on shareholder advances	44,230	32,626
Accrual of deferred tax asset	(4,460)	(27,537)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(647,339)	349,608
Decrease (increase) in other receivables	(1,868)	8,627
Decrease in advances to suppliers	28,190	169,482
Increase in inventory	(100,716)	(338,107)
Increase in accounts payable	541,093	159,658
Increase (decrease) in advances from customers	(529,443)	(15,118)
Increase in accrued liabilities	83,271	3,196
Increase in other payables	(340,798)	376,050

Net Cash Provided (Consumed) By
Operating Activities	(571,656)	788,747

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed assets	(129,696)	(36,355)
Deposit on land	(244,232)	(752,093)

Net Cash Consumed By
Investing Activities	(373,928)	(788,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	61,919	120,817
Advances from shareholder	39,723	307,670

Net Cash Provided By
Financing Activities	101,642	428,487

Net change in cash	1,127,543	428,796
Cash balance, beginning of period	(843,942)	698,747

Cash balance, end of period	$ 283,601	$1,127,543

The accompanying notes are an integral part of these financial statements

 -F5-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1. ORGANIZATION and BUSINESS

Organization of Company

The Company was incorporated in the State of Nevada on August 30, 2002 as Berita International Corporation, for the purpose of producing high and mid-voltage electrical switchgears in the People's Republic of China (China). On December 24, 2003, the Company changed its name to Keiji International Group Inc. (Keiji) and on September 30, 2004 the Company changed its name to Asia Electrical Power International Group Inc. (AEPI).

On January 23, 2003, the Company entered into a Share Exchange Agreement (the Agreement) to exchange 24,000,000 of it shares for all of the equity interests of Shenzhen Naiji Electrical Equipment Co., Ltd. (Naiji), a company incorporated in China. This transaction has been accounted for as a reverse merger, with Naiji treated as the acquiring company. As a result of the merger, prior financial information has been restated. Accordingly, the consolidated financial statements present the results of operations of Naiji for the year ended December 31, 2003 and reflect the acquisition of the Company under the purchase method of accounting. Subsequent to that date, the operations of the Company reflect the combined operations of the Company and Naiji. The Company had no assets or liabilities on the date of the merger, so no allocation of the purchase price was made.

Business

Naiji was incorporated in June 1997. All of its operations and sales are within China. The Company has produced high and mid-voltage electrical switchgears since its inception. Prior to the merger with Naiji, the Company had no operating history and had no assets, liabilities, or equity and had not issued any of its shares. As a result of entering into the Agreement, the shareholders of Naiji became the shareholders of the Company.

Risks and Uncertainties

The Company operates under authority of a business license which was granted June 20, 1997. This license must be renewed every ten years. Renewal of the license depends on the result of government inspections which are made to ensure environmental laws are not breeched.

The officers of the Company control, through a combination of direct ownership and a shareholder trust, all of the outstanding stock of the Company. As a result, insiders will be able to control the outcome of all matters requiring stockholder approval and will be able to elect all of the Company directors.

-F6-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Statements

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Naiji. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash

For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

Concentrations Of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. However all Company assets are located in China, and Company cash balances are on deposit at a financial institution in China, the currency which is not free trading. Foreign exchange transactions are required to be conducted through institutions authorized by the Chinese government and there is no guaranty that Chinese currency can be converted to U.S. or other currencies.

Recognition Of Revenue

Revenue is recognized when product is delivered to customers. In determining delivery, consideration is given to the following: whether an arrangement exists with the buyer; whether delivery has occurred; whether the price to the buyer is fixed or determinable; and that collection is reasonably assured. No provision is made for any right of return that may exist as the criteria specified in Statement of Financial Accounting Standards (SFAS) No. 48 have been met.

Fair Value Of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash, accounts receivable, other receivables, advances to suppliers, accounts payable, accrued liabilities, and other liabilities, approximate their fair values at December 31, 2005.

-F7-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Inventories

Inventories are valued at the lower of cost or market, with cost being determined on the first in first out basis.

At December 31, 2005 inventories consisted of the following:

Raw materials	$ 718,942
Finished goods	581,368
Total	$ 1,300,310

Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed using the straight line method, with lives of ten years for production equipment and five years for office furniture and equipment and for automobiles.

Income Taxes

Naiji generates its income in China where Value Added Tax, Income Tax, City Construction and Development Tax and Education Surcharge taxes are applicable. The Company and Naiji do not conduct any of its operations in the U.S. and therefore U.S. taxes are not applicable.

Use Of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimated.

Advertising Costs

The Company will expense advertising costs when the advertisement occurs. Approximately $15,000 of advertising costs were incurred during 2005, and $16,000 were incurred in 2004.

Allowance For Doubtful Accounts

Provisions are periodically made for doubtful accounts based on evaluation of the ages the items making up the accounts receivable balances and their creditworthyness.

-F8-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Other Comprehensive Income

The Company reports as other comprehensive income revenues, expenses, and gains and losses that are not included in the determination of net income. No such transactions occurred during the years 2005 or 2004.

Foreign Currency Translation

All Company assets are located in China. These assets and related liabilities are recorded on the books of the Company in the currency of China (Renminbi). They are translated into US dollars as follows:

(a)	Current assets, current liabilities and long term monetary assets and liabilities, at the rate of exchange in effect as at the balance sheet date;

(b)	Non-monetary assets and liabilities at the exchange rates prevailing at the time of the acquisition of the assets or assumption of liabilities; and,

(c)	Revenues and expenses, at the average rate of exchange for the year.

Unrealized gains and losses arising from this translation of foreign currency will be included in other comprehensive income.

Product Warranties

The Company provides product warranties for approximately ten percent of the products sold. The cost of servicing these warranties has not been significant and it is recorded only as incurred.

Net Income Per Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net income per common share are computed by dividing the net income available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The number of weighted average shares outstanding as well as the amount of net income per share are the same for basic and diluted per share calculations for all periods reflected in the accompanying financial statements. At December 31, 2005, there were no options outstanding.

Segment Reporting

Management will treat the operations of the Company as one segment.

-F9-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Research and Development

Research costs are expensed as incurred. Development costs are also expensed unless, in the Company's view, they meet specific criteria related to technical, market and financial feasibility, in which case they are deferred and amortized. Amortization is calculated on a straight-line basis over the expected lives of the related products. Through December 31, 2005, the Company had not incurred any research costs which would be required to be amortized. Research and development expenses in 2005 were approximately $12, 000 and in 2004 were approximately $50,000.

3. STATUTORY RESERVE

The Company allocates 10% of its previous year's after tax profits, if any, to the Statutory Reserve Fund and 5% to the Statutory Public Welfare Fund as determined from year to year. This fund is allocated appropriately until reserves reach 50% of Paid in Capital.

4. ACCOUNTS RECEIVABLE

The balance of accounts receivable has been reduced by a provision for doubtful accounts in the amount of $246,900.

5. DEPOSIT ON LAND

On September 7, 2004, we entered into an agreement to lease 3.77 hectares of land from the Government of China for a period of 50 years. The total lease price at the time was $ 1,074,420. The Company will receive title to this land once this payment is made subject to the improvements made by the Government. See note 13.

6. RELATED PARTY TRANSACTIONS

The Company's President advanced, net $ 39,723 to the Company during 2005 and $307,670 during 2004. These advances are without stated terms of repayment. Interest is at 2 ½% and has been imputed at 6% per annum.

The President provides office space in Vancouver without charge. If rent were charge for this space, it would be insignificant.

-F10-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

7.         RENTALS UNDER OPERATING LEASES

The Company conducts its operations from its principal business office space in Shenzhen China. This space is leased under an operating lease which expires in May 2006. The Company also has Administrative Branch offices throughout the China region and this space is rented from month to month. Rental expense during 2005 and 2004 was $ 94,007 and $81,711, respectively.

A Vancouver office is provided by the Company President, which to date has been rent free. If rent were charged for this space, it would be insignificant.

The minimum future rental payments for 2006 required under the above operating lease are approximately $ 31,000.

8. INCOME TAXES

A reconciliation of the tax calculated by applying the Chinese statutory tax rate to pretax income with the provisions for income taxes is presented below.

	2005	2004
Tax calculated using statutory rate	$ 47,088	$17,870
Increase attributable to nondeductible expense	9.058	57,367
Increase attributable to prior year adjustments	-	10,415

Tax provision	56,146	85,652
Less accrual of deferred tax asset	(31,997)	(27,537)

Net provision	$ 24,149	$58,115

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the asset will not be realized. The Company has provided in 2005 for a number of expenses on the books which are different in timing from their deductibility for income taxes. The principal item among them is a provision for bad debts. The tax effects of these expenses have been accrued as deferred tax assets.

-F11-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
9.	EXPENSES
Major items included in Selling & Administrative expenses were the following:
		2005	2004
Selling Expenses
Transportation		83,359	69,327
Travel and Promotion		97,053	71,469
Technical Support and
Warranty		54,633	47,015
Marketing		17,707	15,788
Bad Debts		2,385	157,137
Consulting Fees		-	50,743
Other		27,358	10,195

		282,495	421,674
Administrative Expenses
Salaries, benefits and dues		226,183	167,758
Depreciation		55,204	7,247
Amortization		9,004	8,911
Traveling and Vehicle		26,526	24,769
Occupancy		94,007	81,711
Office and Utilities		38,407	22,180
Meals and Entertainment		3,612	2,595
Other		56,634	13,471

		809,577	328,642
Selling and Administrative
Expenses		$ 792,071	$ 750,316

10.	SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest during either of the periods presented.

Cash was paid for income taxes in the amounts of $62,350 in 2005 and $32,029 in 2004. There were no non cash investing or financing activities during either of the periods presented.

11. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

None of the recently adopted accounting pronouncements will have a material affect on the Company financial position, results of operations, or cash flows.

12. CONTINGENCIES

Consistent with business practices in China the Company carries no insurance except for auto insurance.

-F12-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

13. SUBSEQUENT EVENT

On January 20, 2006, the Company entered into an agreement with Shenzhen Land Resource and Real Estate Management Bureau ("Land Resource Bureau") for compensation of loss of business to the previous users of the land which we purchased on September 7, 2004 for $ 1,074,420. The land was previously used as farmland for cultivating various crops covering 3.06 hectares. The compensation is based on a calculation of area of land use of which the Land Resource Bureau determined to be approximately 10,845,315 RMB or $ 1,355,566 USD. Payment is due June 30, 2006.

-F13-

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL STATEMENTS
None.

ITEM 8A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that as of the end of the period covered by this Annual Report on Form 10-KSB our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company's periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Prior to the issuance of our financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in our financial statements for the year ended December 31, 2005, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Limitations on Effectiveness of Controls and Procedures. Our management, including our Chief Executive Officer and Chief Accounting Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.	OTHER INFORMATION
None.
PART III
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our directors, executive officers and certain key employees as of December 31, 2005:

Name	Age	Position	Period Serving	Term (1)

Yulong Guo	45	CEO, President,	September 1, 2005	1 year
		Director, Treasurer	– August 31, 2006

		Secretary, Chief	September 1, 2005
Xiaoling Chen	41			1 year
		Accounting Officer	– August 31, 2006

Mr. Yulong Guo

Mr. Guo is our CEO, President, Director, and Treasurer. Mr. Guo was appointed as President in August 2002 and is responsible for implementing our investment projects, financial budgets and forecasts, overseeing research and development and human resources and marketing.

Mr. Guo is also responsible for our overall direction and various initiatives as needed from time to time in maintaining our company. Mr. Guo is currently overseeing our marketing and public relations efforts in maintaining current customers and attracting new clientele.

From our inception in 1997 to August 2002, Mr. Guo was our General Manager and was responsible for research and development, whereby he and our technical staff developed:

·	SF6 Ring Main Unit Cabinet,

·	SF6 Switch Disconnector,

·	XGN 15-12 Ring Main Unit Cabinet,

·	DFW8-12 Branc Cable Cabinet,

·	VDM6-12 Vacuum Circuit Breaker with Permanent Magnetic Actuator Mechanism, and

·	SRM16-12 Insulated Ring Main Unit and Compact Switchgear.

From November 1983 through May 1992 Mr. Guo worked with Shenzhen Far East Biscuit (China) Company as the Manager of Delivery and Storage Department responsible for logistics. The company was engaged in production and sales of the “Kangyuan” brand biscuit.

From March 1993 through May 1997 Mr. Guo worked with Shenzhen Tongke Real Estate Co., Ltd. as General Manager and was responsible for running day-to-day operations and the company’s financial management.

Mr. Yulong Guo received his associate degree in Electrical Mechanisms in 1980 from the Military Collage of the Chinese People’s Liberation Army.

Mrs. Xiaoling Chen

Mrs. Chen is our Secretary and Chief Accounting Officer. Mrs. Chen has been our Administrative Manager since 2000. Her responsibilities include general and administrative work, marketing and communications, and human resources. Mrs. Chen also manages the staff and is also responsible for ensuring that operations are run efficiently.

From September 1995 to September 2000 Mrs. Chen worked for Shenzhen Libao Electronic Equipment Development Co., Ltd. as the General Office Director. The company was engaged in production, assembling and sales of closed-circuit monitor equipment. Her responsibilities included general administrative work, marketing and communications and human resources.

From August 1985 to August 1995 Mrs. Chen worked for Shenzhen Far East Biscuit (China) Co. Ltd., as the General Office Director along with Mr. Guo. Her responsibilities included general administrative work, communications-specifically with government agencies, and human resources.

Mrs. Chen received an associate degree in Business Administration from the University of Zhongshang in 1994. In 1995 Mrs. Chen held the “Political and Ideological” post, a certification of Office Administration Procedures and Communications and continues to hold this post to date.

There are no arrangements or understandings between any of our directors or executive officers, pursuant to which either was selected to be a director or executive officer, nor are there any family relationships among any of our directors and officers. Directors and executive officers are elected by the Board of Directors on an annual basis.

Audit Committee Financial Expert

We do not have an audit committee financial expert serving on the audit committee. Under the applicable Securities and Exchange Commission standard, an audit committee financial expert means a person who has the following attributes:

  An understanding of generally accepted accounting principles and financial statements;
  The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;
  Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant’s financial statements, or experience actively supervising one or more persons engaged in such activities;
  An understanding of internal controls and procedures for financial reporting; and
  An understanding of audit committee functions.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of the its common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. As of the year ended December 31, 2005, our officers and directors and person who own more than 10% of our common stock filed timely Form 5’s. Form 4’s were not filed as there have been no transactions made as of December 31, 2005 and to date.

Code of Ethics

We do not have a code of ethics and expect to develop a code of ethics in the next 12 months.

DIRECTORS' COMPENSATION

Our Directors are paid on a salary basis and do not receive compensation for serving on the Board of Directors. Directors are reimbursed for any expenses incurred on behalf of the Company.

ITEM 10. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2005 and December 31, 2004.

LONG TERM COMPENSATION

					RESTRICTED OPTION STOCKS/PAYOUTS AWARDED	SARS ($)	LTIP COMPENSATION	ALL OTHER COMPENSATION

OTHER ANNUAL
NAME	TITLE	YEAR SALARY	BONUS	COMPENSATION

Yulong Guo	President, CEO and Director	2005 $5,800	-0-	-0-	-0-	-0-	-0-	-0-

		2004 $5,800-	-0-	-0-	-0-	-0-	-0-	-0-

Xiaoling Chen	Secretary, CAO and Director	2005 $4,400	-0-	-0-	-0-	-0-	-0-	-0-

		2004 $4,400	-0-	-0-	-0-	-0-	-0-	-0-

We presently do not have any compensation agreement with either Mrs. Guo or Ms. Chen. We do not pay to our directors any compensation for each director serving as a director on our board of directors.

The salaries paid to Mr. Guo and Mrs. Chen were initially based upon salary industry guidelines determined by the market; however, as market rates for such salaries increased over time, Mr. Guo and Mrs. Chen waived their salary increases for the purpose of retaining funds in AEPI in order to meet working capital needs.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Consulting Agreements

We do not have any employment or consulting agreement with any of our officers or directors and we will not pay our directors any amount for acting on the Board of Directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of April 14, 2006 certain information regarding the beneficial ownership of our common stock by:

1.	each person who is known us to be the beneficial owner of more than 5% of the common stock,

2.	each of our directors and executive officers, and

3.	all of our directors and executive officers as a group.

The persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change control is currently being contemplated.

As of April 14, 2006, 24,000,000 shares with a par value of $0.001 per share were issued and outstanding. We are authorized to issue 75,000,000 shares with a par value of $0.001 per share.

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner
Title of Class			% Class (1)

Officers and Directors:
Common Stock	Xiao Ling Chen	2,400,000	10%

	No. 16, Nanhai Rose Garden,
	Shekou, Nanshan District,
	Shenzhen, Guangdong
	Province, China

Common Stock	Yu Long Guo	10,730,000	44.71%

	No. 9 Nanhai Rose Garden,
	Shekou, Nanshan District,
	Shenzhen, Guangdong
	Province, China

Officers and Directors as a		13,130,000	54.71%
Group

5% Shareholders:

Common Stock	Da Ming Guo	1,340,000	5.58%

	Tongbomeng Inhabitant
	Commission, Tongmeng
	Town, Chaoyang City,
	Guangdong Province, China

Common Stock	Rui-Qian	1,330,000	5.54%

	Household House, Education
	Office, Tongmeng Town,
	Chaoyang City, Guangdong
	Province, China

Common Stock	Xue Jian Hu	1,330,000	5.54%

	Room 301, No. 26 Building,
	Zhaoshang Road (N), Shekou,
	Shenzhen City, Guangdong
	Province, China

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner
Title of Class			% Class (1)

Common Stock	Ying Yang	2,500,000	10.42%
	A201, Xiangjingge,
	Xianqi Garden,
	Baishizhou, Shenzhen
	City, Guangdong
	Province, China

-38-

(1)	Based on 24,000,000 shares outstanding as of April 14, 2006.

(2)	On January 24, 2003, Mr. Guo transferred all capital contributions of Naiji held in trust to 19 shareholders. At that time, all shareholders of Naiji exchanged their capital contributions for a proportionate number of shares of the Company.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 23, 2003, we entered into the Agreement with Naiji, whereby we acquired all the issued and outstanding stock of Naiji in return for 24,000,000 shares of our common stock. As a result, Naiji became our wholly-owned subsidiary. The shareholders of Naiji unanimously agreed to enter into the Agreement for the purposes of restructuring itself in anticipation of becoming listed on the OTC Bulletin Board. AEPI was formed by Naiji for this purpose and prior to entering into the Agreement; we had no assets, liabilities, equity and had not issued any of our shares. As a result of entering into the Agreement; the shareholders of Naiji became the shareholders of AEPI in equal proportion wherein the 24,000,000 shares were allocated based on the capital contributions, or ownership of Naiji. The Agreement therefore was a non-arms length transaction.

Mr. Yulong Guo advanced the following amounts to us for the purposes of satisfying our working capital needs. These amounts represent net advances or repayments made during the period:

Period Ended	Net Advances	Balance

Year ended December 31, 2004*	307,670	757,994
Year ended December 31, 2005	39,723	$ 797,717

*During the 2004 period, $121,037 was converted to capital.

These loans are without stated terms of repayment. Interest is imputed at 6% per annum on balances owing. We have no formalized agreements with Mr. Guo guaranteeing that certain amounts of funds will be available to. We may exhaust this source of funding anytime.

We expect this source of funding to continue; however, in the event shareholder loans are no long granted to us, we may obtain long or short term financing or downsize our operations. There are no formal agreements in place with respect to shareholder loans.

We currently have not entered into any transactions with promoters, our directors or officer, principal shareholders other than as mentioned above.

ITEM 13.	EXHIBITS
Exhibit Number	Description
3.1	Certificate of Incorporation, dated August 30, 2002-Berita
International Corporation (1)
3.2	Certificate of Incorporation, dated December 24, 2003-Keiji
International Group Inc. (1)
3.3	Certificate of Incorporation, dated September 30, 2004-Asia Electrical
Power International Group Inc. (1)
3.4	Articles of Incorporation, dated August 26, 2002-Berita International
Corporation (1)
3.5	Certificate Amending Articles of Incorporation dated December 24,
2003 changing our name to "Keiji International Group Inc." (1)
3.6	Certificate Amending Articles of Incorporation dated September 30,
2004 changing our name to "Asia Electrical Power International
Group Inc." (1)
3.7	Bylaws, effective September 3, 2002 (1)
10.1	Share Exchange Agreement between Shenzhen Naiji Equipment Co.,
Ltd and Asia Electrical Power International Group Inc., dated January
23, 2003. (1)
10.2	Letter from Shenzhen Naiji Electrical Equipment Co. Ltd confirming shares issued in the Share Exchange Agreement were exchanged in equal proportion, dated January 23, 2003. (1)
10.3	Standard Supplier Contract (2)
10.4	Standard Sales Contract (2)
10.5	Lease Agreement between Shenzhen Naiji Equipment Co., Ltd and
Shenzhen Jinhongyuan Business Incorporation dated June 24, 2005. (4)
10.6	Land Lease Agreement between Shenzhen Naiji Equipment Co., Ltd and Shenzhen Baoan District Songgang Community Office (PRC)
dated January 20, 2006.
10.7	Equicom Investor Relations Contract dated July 6, 2005.
23.1	Consent Letter from Robert Jeffrey, CPA

31.1	CEO Section 302 Certification

31.2	CAO Section 302 Certification

32.1	CEO Section 906 Certification

32.2	CAO Section 906 Certification

-40-

(1)	Incorporated by reference from our Form SB-2 that was originally filed with the SEC on October 29, 2004.

(2)	Incorporated by reference from our Form SB -2, Amendment No. 1 that was originally filed with the SEC on February 14th , 2005.

(3)	Incorporated by reference from our Form SB-2, Amendment No. 2 that was originally filed with the SEC on May 10th , 2005.

(4)	Incorporated by reference from our Form SB-2, Amendment No. 3 that was originally filed with the SEC on September 13th, 2005.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the Company's last two fiscal years:

	2005	2004
Audit fees	$ 24,000	$ 24,000
Audit-related fees	5,000	5,000
Tax fees	-	-
All other fees	5,000	5,000

Total	$ 34,000	$ 34,000

All of the professional services rendered by principal accountants for the audit of the our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by management.

SIGNATURES

     In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  ASIA ELECTRICAL POWER

INTERNATIONAL GROUP INC.

Date:	April 14, 2006
/s/ Yulong Guo
By:
Yulong Guo
President, Chief Executive Officer and Director

/s/ Xiaoling Chen
By:
Xiaoling Chen
Secretary, Chief Accounting Officer

     In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

	President, Chief Executive Officer	April 14, 2006
/s/ Yulong Guo	and Director
Yulong Guo

/s/ Xiaoling Chen	Secretary & Chief Accounting Officer	April 14, 2006
Xiaoling Chen