Form 10QSB
period 2006-03-31
Asia Electrical Power International Group, Inc.
filed 2006-05-12
CIK 1306046

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 ________________ FORM 10-QSB ________________

( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

                                                                (    ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to Commission file number 000-51787 ________________

     ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

(Exact name of small business issuer as specified in its charter)

NEVADA
(State or other jurisdiction of	(IRS employer
incorporation or organization)	Identification No.)

2255 -A Renaissance Drive, Las Vegas, Nevada, 89119 (Address of principal executive offices)

702-922-1939 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No (   )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes (   ) No ( X )

As of March 31, 2006, 24,000,000 shares of the issuer's Common Stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes (   ) No ( X )

Item 1. FINANCIAL STATEMENTS

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

Consolidated Financial Statements MARCH 31, 2006 (Prepared Without Audit )

                      ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED BALANCE SHEETS
ASSETS	Three Months	Year Ended
	March 31, 2006	December 2005
Current Assets:	(Unaudited)	(Audited)
Cash	$ 216,322	$283,601
Accounts receivables, net of provision for doubtful accounts ($246,900)	1,842,154	1,522,865
Other receivables	123,386	65,998
Advances to suppliers	160,441	179,208
Inventory	1,531,010	1,300,310
Total current assets	3,873,313	3,351,982
Fixed Assets:
Production equipment	138,350	130,878
Office equipment	75,345	75,345
Vehicles	276,436	276,436
	490,131	482,659
Less accumulated depreciation	213,621	194,600
Net fixed assets	276,510	288,059
Other Assets:
Deposit on Land	1,206,036	996,326
Rental Deposit	15,370	15,370
Deferred taxes recoverable	-	31,997
Total other assets	1,221,406	1,043,693
Total Assets	$5,371,229	$4,683,734
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	1,973,528	1,687,739
Advances from customers	644,856	727,176
Accrued liabilities	32,558	174,458
Other liabilities	122,919	35,252
Shareholder advances	1,239,502	797,717
Total current liabilities	4,013,363	3,422,342
Stockholders' Equity:
Common stock: authorized 75,000,000 shares of
$0.001 par value; issued and outstanding 24,000,000	24,000	24,000
Capital in excess of par value	728,260	728,260
Retained earnings	466,819	387,422
Earnings appropriated for statutory reserves	135,710	121,710
Other comprehensive income	3,077	-
Total stockholders' equity	1,357,866	1,261,392
Total Liabilities and Stockholders' Equity	$5,371,229	$4,683,734

The accompanying notes are an integral part of these financial statements.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Month Ended March 31, 2006 and 2005
(Prepared Without Audit)
	Three Months	Three Months
	March 31,	March 31,
	2006	2005

Revenue	$1,406,524	$ 933,287
Cost of Sales	1,091,111	757,011
Gross Profit	315,413	176,276

Expenses:
Selling and Administrative Expenses	193,458	142,761
Operating Income	121,955	33,486

Other Income and Expense:
Other Income	1,905	566
Other Expense	(15,534)	-

Income Before Income Taxes	108,326	34,081

Provision for Income Taxes:

Current Provision	14,929	(5,108)
Net income for the period	93,397	28,973
Other Comprehensive Income:
Gain on foreign currency conversion	3,077	-
Total Comprehensive Income	$96,494	$28,973
Income Per Share -
Basic and Diluted	$-	$-

Weighted average number of shares	24,000,000	24,000,000
Outstanding

The accompanying notes are an integral part of these financial statements.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Prepared Without Audit)
	Three Months	Three Months
	March 31,	March 31,
	2006	2005
CASH FLOWS FROM OPERATIONS:
Net income	$ 93,397	$ 28,973
Charges not requiring the outlay of cash:
Depreciation and amortization	19,021	15,133
Decrease (increase)in deferred taxes	31,997	(1,662)
Changes in assets and liabilities:
(Increase)decrease in accounts receivable	(319,289)	189,300
Increase in other receivables	(57,388)	(12,960)
Decrease (increase) in advances to suppliers	18,767	(979,050)
Increase in inventory	(230,700)	(181,355)
Decrease in other assets	-	2,228
Increase in accounts payable	285,789	170,391
Increase (decrease) in advances from customers	(82,320)	709,179
Decrease in accrued liabilities/other payable	(54,233)	(313,948)
Net Cash Consumed By
Operating Activities	(294,959)	(373,771)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchases of fixed assets	(7,472)	(11,171)
Deposit on land	(209,710)	-
Net Cash Consumed By
Investing Activities	(217,182)	(11,171)
CASH FLOWS FROM FINANCING
ACTIVITIES:
Advances (repayment)from shareholder	441,785	(10)
Net Cash Provided (Consumed) By

Financing Activities	441,785	(10)
Comprehensive income ¡§C Foreign exchange gain	3,077	-
Net change in cash	(67,279)	(384,952)

Cash balance, beginning of period	283,601	1,127,543
Cash balance, end of period	$ 216,322	$742,591

The accompanying notes are an integral part of these financial statements.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Asia Electrical Power International Group Inc. ("the Company") as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended March 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2005.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

-	general economic and business conditions, both nationally and in our markets,

-	our expectations and estimates concerning future financial performance, financing plans and the impact of competition,

-	our ability to implement our growth strategy,

-	anticipated trends in our business,

-	advances in technologies, and

-	other risk factors set forth herein.

In addition, in this report, we use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify forward-looking statements.

Asia Electrical Power International Group Inc. ("AEPI" or the "Company") undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this prospectus. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

For the 3 months ended March 31, 2006 and 2005, we generated a profit of $93,397 and $28,973, respectively.

Plan of Operation

Our plan of operation in the next 12 months is to establish a larger sales network by establishing 10 more branch offices outside of Guandong Province. Our main marketing strategies to target our markets are based on:

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

Our target markets are:

-	Residential and commercial developers or contractors which may require expansion of existing power systems to new areas.

	o	Our sales staff regularly keep in contact with developers and contractors for future referrals to service any new development projects.

	o	Sales staff also seek new developers and contractors within their region via referrals from existing customers, or community resources (newspapers, trade magazines, etc.).

-	Wholesale manufactures who may make bulk purchases.

	o	We may offer a discount on bulk purchases and or discounts if we receive referrals from new customers. Manufacturers may keep promotional materials of ours in efforts to promote our products to their customer base.

-	Electrical equipment installation companies who may refer us to potential customers.

	o	Installation companies who are also licensed electricians appointed by government authorities also have their own customer base from which we may receive referrals

	o	We use a variety of installation companies as our products require installation by these licenses electricians and by disbursing our installation hires throughout the region; we introduce our products to these electricians who may refer our products to their customers.

-	Electrical Bureaus of urban and rural cities who may award contracts to us to service various existing or new transportation developments such as airports, subway stations, etc. They may also require certain areas to be networked in order to distribute power to these areas.

	o	We keep abreast on new rural and urban developments and bid on contracts to service these areas which require development or expansion.

The majority of our marketing efforts are tended to generate referrals from existing customers. We place an emphasis on providing what we believe to be a higher lever of customer service, specifically relating to our on site visits, and technical support.

We will also be incurring research and development costs for refining our existing product line. Currently we are not expecting to be developing new products in the near future.

Results of Operations

Three months ended March 31, 2006, compared to three months ended March 31, 2005.

We generated a net income for the three months ended March 31, 2006, 2005 of $ 93,397 and $28,973, respectively. The increase was attributed to establishing additional branch offices and sales staff devoted solely to marketing of our products in various areas. With the level of sales we generated, we were in a position with better purchasing power and were granted discounts on bulk transactions. Cost of sales were 78% in 2006 and

81 % in 2005. Our selling and administrative expenses consist of the following:

	2006	2005	% Increase/Decrease
Selling Expenses-
Transportation	34,219	21,996	56%
Travel and Promotion	15,987	18,342	-13%
Marketing	12,681	5,595	127%
Office & Other	7,532	1,887	299%
Technical Support and
Warranty	3,808	5,131	-26%

Total Selling Expenses	74,227	52,951	40%

Administrative Expenses
Salaries, benefits and dues	59,927	33,111	81%
Depreciation	15,823	12,273	29%
Office and Utilities	15,693	13,980	12%
Occupancy	11,843	11,517	3%
Insurance	10,642	7,211	48%
Research & Development	3,828	2,985	28%
Traveling and Vehicle	979	4,008	-76%
Meals and Entertainment	496	2,526	-80%
Amortization	-	2,228	-100%
Total Administrative Expenses	119,231	89,837	33%

Selling and Administrative
Expenses	$ 193,458	$ 142,790	36%

Transportation expense increased as we generated most of our sales outside of Guandong Province. We have our own delivery vans and also outsource to 3rd parties when needed.

Our Travel and Promotion costs were decreased as a result of efforts to delegate sales and marketing initiatives to each branch office and its corresponding location. Sales staff located in each branch office are responsible for sales in their location and any initiatives or sales opportunities in another location are directed to sales staff at the closest branch office. Therefore travel costs are decreased.

Office and Marketing costs increased as a result of preparing promotional materials to be launched at each of our branch offices. These materials were launched shortly after the Chinese New Year holiday in March.

Warranty costs decreased as a result of our research and development efforts made to refine our existing product line. We expect to continuously monitor and make improvements to our products line whenever such warranty claims are brought forward.

Salaries increased as a result of bonuses paid to employees and also retaining additional staff in branch offices. Bonuses and pay increases are based on merit and are awarded at the discretion of management.

Occupancy expense is expected to remain constant from period to period.

We incurred Research and Development costs for refining our existing products consisting of XGN15-12II SF6 Insulated Ring Main Unit with Compact Switchgear, DFW8-12 Branch cable cabinet, and SRM16-12 SF6 insulated ring main cabinet with compact switchgear.

Other Income of $ 1,905 consists of compensation received from suppliers for faulty products sold to us. The compensation consists of amounts reimbursed for defective materials and loss of business. The matter was settled privately and there are no pending suits against such suppliers.

Other Expense of $ 15,534 consists of amounts paid to a customer for delays in delivery of our product as a result of faulty raw materials used as discussed above. This matter was also settled privately and there are no amounts pending. We believe we have a good relationship with this customer and will continue our business relationship in the long term.

Liquidity and Capital Resources

As of March 31, 2006, we had a negative working capital of $ 140,050. This was mainly as a result of shareholder advances we received from our President, Mr. Guo for funding our operations and deposits which were made on land we leased for a period of 50 years in September 2004 for the purpose of constructing new office and manufacturing facilities. Shareholder loans are without stated terms of repayment and interest is imputed at 6% per annum. Total deposits made on the land lease were $ 1,206,036 and we received shareholder loans totally $ 1,239,502 as of March 31, 2006 to fulfill deposits which were required. We made deposits in the amount of $ 996,326 in 2004 and 2005 and $ 209,710 throughout March 31, 2006.

Currently we cannot estimate construction costs as this project is in its planning stages and we are gathering various quotes from construction companies and suppliers of construction materials. Other expansion plans include establishing 10 more branch offices, expanding our sales network which will require approximately $100,000 to sustain per year. Branch offices are our most effective means of marketing and generating sales. We expect to establish 2 branch offices per month commencing June 2006.

We do not know of any trends, events or uncertainties that are likely to have a material impact on our short-term or long-term liquidity other than those factors discussed above.

Net Cash consumed by operating activities were $ 294,959 in 2006 compared to $ 373,771 in 2005 and are summarized as follows:

	2006	2005
Net Income	$ 93,397	$ 28,973
Decrease (increase) in accounts receivable	(319,289)	189,300
Decrease (increase) in advances to suppliers	18,767	(979,050)
Increase in inventory	(230,700)	(181,355)
Increase in accounts payable	285,789	170,391
Decrease in advances from customers	(82,320)	709,179
Other	(60,603)	(311,209)

Net Cash Consumed By Operating Activities	$ (294,959)	$ (373,771)

Most of our sales transactions with customers during the 1st quarter were made on account as opposed to accounts which were prepaid. As a result of these sales, we made purchases to replenish inventory levels to fulfill these transactions. These purchases were mostly made on account.

Net Cash consumed by investing activities in 2006 were $ 217,182 of which we purchased production equipment and made deposits on the land we leased in September of 2004 which our President provided the necessary funding. We also purchased equipment in 2005 in the amount of $ 11,171.

Net Cash provided by financing activities in 2006 were $ 441,785 as result of shareholder loans provided by Mr. Guo to fund our operations.

Not including our plans for construction of new office facilities, over the next 12 months, we will require approximately $6,000,000 to sustain our working capital needs as follows:

Materials, Labor, Overhead	$ 5,000,000
Selling Expenses and Administrative Expenses	1,000,000
Total	$ 6,000,000

Our main source of funding has been shareholder loans. We may explore financing options however expect shareholders loans and cashflow generate from sales to be sufficient to fund our operations for the next 12 months.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The application of GAAP involves the exercise of varying degrees of judgment. The resulting accounting estimates will not always precisely equal the related actual results. Management considers an accounting estimate to be critical if:

         -   assumptions are required to be made; and

         -   changes in estimates could have a material effect on our financial statements.

The majority of our estimates does not vary over time and are not expected to change in the future with the exception of allowance for doubtful accounts. The normal collection period for accounts receivable is between 1.5 and 2 years; however the timing collection of accounts vary significantly and therefore estimates of doubtful accounts are not as accurate compared to other operations which have a shorter normal collection period of, for example, net 30 days.

Factors That May Affect Our Future Results and the Trading Price of Our Common Stock

An investment in shares of our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with other information contained in this report and our other filings with the Securities and Exchange Commission before you decide to buy our stock. If any of the following risks actually occur, our business, financial condition and prospects would likely suffer. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations.

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

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (the "Securities Exchange Act") impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "penny stocks". A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

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

Item 3. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer/Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Chief Executive Officer/Chief Accounting Officer has concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s first fiscal quarter ended March 31, 2006, the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6.
A)	Exhibits

Exhibit Number		Description
3.1		Certificate of Incorporation, dated August 30, 2002-Berita International Corporation(1)

3.2		Certificate of Incorporation, dated December 24, 2003-Keiji International Group Inc. (1)

3.3		Certificate of Incorporation, dated September 30, 2004-Asia Electrical Power International Group Inc. (1)

3.4		Articles of Incorporation, dated August 26, 2002-Berita International Corporation (1)

3.5		Certificate Amending Articles of Incorporation dated December 24, 2003 changing our name to "Keiji International Group Inc."(1)

3.6		Certificate Amending Articles of Incorporation dated September 30, 2004 changing our name to "Asia Electrical Power International Group Inc." (1)

3.7		Bylaws, effective September 3, 2002 (1)

31.1		CEO Section 302 Certification

31.2		CAO Section 302 Certification

32.1		CEO Section 906 Certification

32.2		CAO Section 906 Certification

(1)	Incorporated by reference from our Form SB-2 that was originally filed with the SEC on October 29, 2004.

B)	Reports on Form 8-K
None

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASIA ELECTRICAL POWER
INTERNATIONAL GROUP INC.
Date: May 12, 2006
/s/ Yulong Guo
By:
Yulong Guo
President, Chief Executive Officer and Director

/s/ Xiaoling Chen
By:
Xiaoling Chen
Secretary, Chief Accounting Officer