Form 10QSB
period 2006-06-30
Asia Electrical Power International Group, Inc.
filed 2006-08-18
CIK 1306046

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 ________________ FORM 10-QSB ________________

| X |  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

|     |  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to Commission file number 000-51787 ________________
ASIA ELECTRICAL POWER

INTERNATIONAL GROUP INC.

(Exact name of small business issuer as specified in its charter)

________________

NEVADA
(State or other jurisdiction of	(IRS employer
incorporation or organization)	Identification No.)

2255 -A Renaissance Drive, Las Vegas, Nevada, 89119 (Address of principal executive offices)

702-922-1939 (Issuer’s telephone number) ________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes | X |     No |    |

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes |    |     No | X |

As of June 30, 2006, 24,000,000 shares of the issuer’s Common Stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format  Yes |    |     No | X |

Item 1. FINANCIAL STATEMENTS

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

Consolidated Financial Statements JUNE 30, 2006 (Prepared Without Audit )

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	Six Months June 30, 2006	Year Ended December 31, 2005
Current Assets:	(Unaudited)	(Audited)
Cash	$ 697,700	$283,601
Accounts receivables, net of provision for doubtful accounts	1,565,961	1,522,865
Other receivables	219,915	65,998
Advances to suppliers	231,632	179,208
Inventory	1,766,406	1,300,310
Total current assets	4,481,614	3,351,982
Fixed Assets:
Production equipment	152,127	130,878
Office equipment	75,805	75,345
Vehicles	276,436	276,436
	504,368	482,659
Less accumulated depreciation	233,176	194,600
Net fixed assets	271,192	288,059
Other Assets:
Deposit on Land	2,362,958	996,326
Rental Deposit	15,370	15,370
Deferred taxes recoverable	9,160	31,997
Total other assets	2,387,488	1,043,693
Total Assets	$7,140,294	$4,683,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	1,854,525	1,687,739
Advances from customers	417,542	727,176
Accrued liabilities	100,626	174,458
Other liabilities	19,903	35,252
Shareholder advances	3,393,864	797,717
Total current liabilities	5,786,460	3,422,342
Stockholders’ Equity:
Common stock: authorized 75,000,000 shares of
$0.001 par value; issued and outstanding 24,000,000	24,000	24,000
Capital in excess of par value	728,260	728,260
Retained Earnings	455,627	387,422
Comprehensive income	133,710	-
Earnings appropriated for statutory reserves	132,370	121,710
Total Stockholders’ equity	1,353,834	1,261,392
Total Liabilities and Stockholders’ Equity	$7,140,294	$4,683,734
The accompanying notes are an integral part of these financial statements.

	ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
	CONSOLIDATED STATEMENTS OF INCOME
	For the Three and Six Month Periods Ended June 30, 2006 and 2005
	(Prepared Without Audit)
	Three Months	Three Months	Six Months	Six Months
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Revenue	$1,733,531	$1,759,258	$3,140,055	$2,692,545
Cost of Sales	1,531,789	1,475,505	2,622,900	2,232,516
Gross Profit	201,742	283,753	517,155	460,029

Expenses:
Selling and Administrative Expenses	181,073	176,173	435,782	318,934
Operating Income	20,669	107,580	81,373	141,095

Other Income and Expense:
Other Income	58,269	23,842	42,232	24,408
Interest Income	598	2,381	598	2,381
Other Expense	(161)	(1,575)	(15,695)	(1,575)

Income Before Income Taxes	79,375	132,228	108,508	166,309

Provision for Income Taxes:

Current Provision	(3,014)	(19,838)	(28,303)	(24,946)
Net income for the period	80,707	112,390	80,205	141,363

Other comprehensive income
Foreign exchange	9,112	144	12,237	144
Total comprehensive income	$ 89,819	$ 112,534	$ 92,422	$ 141,507

Income Per Share -
Basic and Diluted	$ -	$ -	$ -	$ .01

Weighted average
number of shares
outstanding	24,000,000	24,000,000	24,000,000	24,000,000
The accompanying notes are an integral part of these financial statements.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30, 2006 and 2005
(Prepared Without Audit)
	Six Months	Six Months
	June 30,	June 30,
	2006	2005
CASH FLOWS FROM OPERATIONS:
Net income	$ 80,205	$ 141,363
Charges not requiring the outlay of cash:
Depreciation and amortization	38,576	30,557
Loss on disposal of fixed asset	-	1,434
Decrease (Increase) in deferred taxes	22,837	(1,111)
Changes in assets and liabilities:
(Increase) in accounts receivable	(43,096)	(3,161)
(Increase) in other receivables	(153,917)	(65,816)
(Increase) in advances to suppliers	(52,424)	(1,038,900)
Decrease (Increase) in other assets	-	4,456
(Increase) in inventory	(466,096)	(130,945)
Increase in accounts payable	166,786	357,982
Increase (decrease) in advances from customers	(309,634)	617,730
(Decrease) in accrued liabilities	(73,832)	(91,188)
(Decrease) in other liabilities	(15,349)	(302,189)
Net Cash Consumed By Operating Activities	(805,944)	(479,788)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on land	(1,366,632)	-
Purchases of fixed assets	(21,709)	(15,666)
Net Cash Consumed By Investing Activities	(1,388,341)	(15,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	2,596,147	64
Net Cash Provided By Financing Activities	2,596,147	64

Effect on foreign currency translation	12,237	144
Net change in cash	414,099	(495,246)
Cash balance, beginning of period	283,601	1,127,543
Cash balance, end of period	$ 697,700	$632,297

The accompanying notes are an integral part of these financial statements.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of Asia Electrical Power International Group Inc. (“the Company”) as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended June 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006.

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

2.	SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There were no cash payments for interest during the six month periods of 2006 and 2005. Cash payments for income taxes were $13,597 in the 2006 and $24,946 in the 2005.

3.	DEPOSIT ON LAND

On September 7, 2004, we entered into an agreement with the PRC Government to purchase approximately 3.77 hectares of land for the purpose of constructing new manufacturing facilities and office space.

The total purchase price is approximately $ 1,111,554 with deposits to be made in intervals. As of June 30, 2006 and to date, we have made deposits in the amount of $ 1,007,392 and $ 104,162 remains pending. The $ 104,162 amount pending relates to the cost of implementation of the sewage systems and will be payable when completed. The estimated completion date is unknown as the matter is still pending with the PRC Government.

On January 20, 2006, we entered into an agreement with Shenzhen Land Resource and Real Estate Management Bureau for compensation of loss of business to the previous users of the land we purchased in September 2004. The land was previously used as farmland for cultivating crops. The compensation is based on a calculation of area of land use of which the Land Resource Bureau determined to be $ 1,355,566 USD. Full payment was made in June 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

History

Asia Electrical Power International Group Inc. (“AEPI”) was incorporated in the State of Nevada on August 30, 2002 as “Berita International Corporation”, for the purpose of producing high and mid-voltage electrical switchgears in the PRC. On December 24, 2003, we changed our name to “Keiji International Group Inc.” and on September 30, 2004 we changed our name to “Asia Electrical Power International Group Inc.”.

On January 23, 2003, we entered into an Asset and Share Exchange Agreement (the “Agreement") with Shenzhen Naiji Electrical Equipment Co., Ltd. ("Naiji"), a PRC Corporation whereby we acquired all the issued and outstanding stock of Naiji for consideration of 24,000,000 shares of our common stock. Naiji has produced high and mid-voltage electrical switchgears since its inception in 1997. We design, manufacture and market electrical power systems designed to monitor and control the flow of electrical energy and to provide protection to motors, transformers and other electrically powered equipment.

Purchase of Land

On September 7, 2004, we entered into an agreement with the PRC Government to purchase approximately 3.77 hectares of land ("Leased Land") for the purpose of constructing new manufacturing facilities and office space. The total purchase price is approximately $ 1,111,554 with deposits to be made in intervals. Mr. Guo provided us with shareholder loans for payment of these deposits. The PRC Government is currently making improvements to the property and implementing sewage systems. Improvements will be made to surrounding roads, drainage, electrical and communication systems. Currently the PRC Government has made all such improvements with implementation of the sewage system remains to be completed.

As of June 30, 2006 to date, we have made deposits in the amount of $ 1,007,392 and $ 104,162 remains pending. The $ 104,162 amount pending relates to the cost of implementation of the sewage systems and will be payable when completed. The estimated completion date is unknown as the matter is still pending with the PRC Government.

As the PRC Government was subject to making improvements to the Leased Land and implementation of sewage systems where such work extended beyond the November 30, 2004 deadline, we signed an addendum to the agreement of September 7, 2004 to reflect changes in circumstances affecting the cost and use of the Leased Land.

On January 20, 2006, we entered into an agreement with Shenzhen Land Resource and Real Estate Management Bureau ("Land Resource Bureau"), a division of the PRC Government, for compensation of loss of business to the previous users of the Leased Land. The Leased Land was previously used as farmland for cultivating various crops. The compensation is based on a calculation of area of land use of which the Land Resource Bureau determined to be $ 1,355,566 USD. Full payment was made in June 2006. We received shareholder loans from Mr. Guo for payment of this compensation.

Upon entering into this agreement with the Land Resource Bureau, 2 terms in lease agreement we entered into on September 7, 2004 were changed.

The 1st term relates the period of the lease which was originally to commence September 7, 2004 was extended to January 20, 2006 for 50 years expiring 2056. The 2nd term relates to the area of usage of the Lease Land. The original area was 3.77 hectares and has been revised to 3.06 hectares to reflect new city planning agendas for development of expanded transportation routes surrounding the Leased Land. We are currently in negotiations with the PRC Government to request compensation for the decrease in area.

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

To implement its business plan over the next year, the Company plans to implement on a monthly basis:

A)	To continuously enhance the employment and training of sales staff; every month the leader of each region will perform a market review to keep abreast of the correct and most up-to-date market information in a timely fashion.

B)	To continuously enhance the marketing communications campaign:

·	by seeking more power grids through whose publications the company’s products and services can be advertised;

·	by planning participation in select industry exhibitions and trade fairs to be held in Harbin, Shenyang, Beijing, Guangzhou, Jinan, Nanning and Shanghai;

·	by organizing the placement of advertising in newspapers and magazines in major urban centers.

C) To continuously enhance the management/control of product quality and new product development.

                There are three sections in the company’s Marketing Department:

·	The No.1 Section is led by the General Manager, Qinghai Qian, who is responsible for 14 key provinces as well as overseas.

·	The No.2 Section is led by the Vice General Manager, Wei Luo, who is responsible for 14 other provinces specifically in the middle part and western part of China.

·	The No.3 Section is led by the Company President Yulong Guo, who is responsible for 3 provinces in the southern part of China.

We have recently accomplished the following:

o	Participated in the Anhui International Electrical Power and Technology Exhibition (April 19-21, 2006), and the Sichuan International Electrical Power Electrician/Power Grid Construction and Power Supply Technology Exposition (April 12-15, 2006). Participation in some other exhibitions to be held in Shanghai, Guangzhou, Shenzhen, Harbin, Shenyang, Beijing, Jinan and Nanning is planned over the remainder of calendar year 2006.

o	As of June 30, 2006, Wei Luo, Vice General Manager, has recorded sales in his division amounting to $ 878,000 in middle and western part of China. Yulong Guo, the President, has reported sales for the southern part of China amounting to $ 1,037,000; and Qinghai Qian, General Manager, as sales manager of ‘other markets’, reported sales amounting to $ 1,161,000.

o	To enhance the advertising campaign penetration, and in order to increase greater awareness of its products and services, the Company has advertised in magazines and newspapers of various power grids - Xi’an, Chongqing and Shandong; has participated in industry exhibitions/fairs held in Anhui and Sichuan provinces during April 2006; and, has advertised in newspapers in Beijing and Xi’an.

o	To improve new product development, the Company: has strengthened research and development on new products under the leadership of a newly-hired general engineer, who is responsible for research and development.

Our target markets are:

·	Residential and commercial developers or contractors which may require expansion of existing power systems to new areas.

	o	Our sales staff regularly keeps in contact with developers and contractors for future referrals to service any new development projects.

	o	Sales staff also seeks new developers and contractors within their region via referrals from existing customers, or community resources (newspapers, trade magazines, etc.).

·	Wholesale manufactures who may make bulk purchases.

	o	We may offer a discount on bulk purchases and or discounts if we receive referrals from new customers. Manufacturers may keep promotional materials of ours in efforts to promote our products to their customer base.

·	Electrical equipment installation companies who may refer us to potential customers.

	o	Installation companies who are also licensed electricians appointed by government authorities also have their own customer base from which we may receive referrals

	o	We use a variety of installation companies as our products require installation by these licensed electricians and by disbursing our installation hires throughout the region; we introduce our products to these electricians who may refer our products to their customers.

·	Electrical Bureaus of urban and rural cities who may award contracts to us to service various existing or new transportation developments such as airports, subway stations, etc. They may also require certain areas to be networked in order to distribute power to these areas.

	o	We keep abreast of new rural and urban developments and bid on contracts to service these areas which require development or expansion.

The majority of our marketing efforts are to generate referrals from existing customers. We place an emphasis on providing what we believe to be a higher lever of customer service, specifically relating to our on site visits, and technical support.

We will also be incurring research and development costs for refining our existing product line. Currently we are not expecting to be developing new products in the near future.

Results of Operations

Six months ended June 30, 2006, compared to six months ended June 30, 2005.

We generated revenues for the six months ended June 30, 2006, 2005 of $ 3,140,055 and $ 2,692,545, respectively. The increase was attributed to establishing additional branch offices and sales staff devoted solely to marketing of our products in various areas, participation in exhibitions and launch of marketing campaigns.

With the level of sales we generated, we were in a position with better purchasing power and were granted discounts on bulk transactions. Cost of sales were 83% in 2006 and 82 % in 2005. Our selling and administrative expenses consist of the following:

Selling Expenses	2006	2005	% Change

Transportation	41,498	40,226	3%
Travel and promotion	28,529	28,091	2%
Salary	20,104	23,742	-15%
Office and other	16,248	6,932	134%
Meals and entertainment	13,267	12,932	3%
Advertising	13,232	5,495	141%
Technical support and warranty	8,742	9,164	-5%
Vehicle	4,795	3,191	50%

Total Selling Expenses	$ 146,415	$ 129,773	13%

Administrative Expenses	2006	2005	% Change

Salary	90,388	50,724	78%
Depreciation	31,982	24,738	29%
Occupancy	24,762	23,945	3%
Office	16,864	29,822	-43%
Insurance	13,279	10,181	30%
Other	11,543	2,539	355%
Vehicle	9,883	5,622	76%
Advertising	8,428	85	9815%
Research and development	69,652	6,763	930%
Professional fees	7,332	2,603	182%
Travel and promotion	4,060	5,849	-31%
Meals and entertainment	870	4,977	-83%
Utilities	324	6,511	-95%
Amortization	0	4,456	-100%

Total Administrative Expenses	$ 289,367	$ 178,815	62%
Total Selling and Administrative Expenses	$ 435,782	$ 318,934	37%

Selling Expenses

Transportation expense remained relatively constant as the transportation carriers which we retained have fixed their cost of delivery of goods outside of Guandong Province despite increases in fuel costs. We have our own delivery vans and also outsource to other 3rd parties when needed.

Our Travel and Promotion remained relatively constant and we expect these expenses to decrease as a result of efforts to delegate sales and marketing initiatives to each branch office and its corresponding location. Sales staff located in each branch office is responsible for sales in their location and any initiatives or sales opportunities in another location are directed to sales staff at the closest branch office.

Salaries decreased as a result of termination of several ineffective sales personnel. We are in the process of training new sales staff.

Office and other costs increased as a result of preparing promotional materials to be use by each of our branch offices. We also incurred costs for bidding contracts with four power supply bureaus. The results of these bids will be announced late August 2006.

Meals and entertainment increased as a result of meetings held with members of the media/advertising community for launch of new advertising materials.

Advertising costs increased as a result of advertising in magazines and newspapers of various power grids -Xi’an, Chongqing and Shandong. We have also participated in industry exhibitions/fairs held in Anhui and Sichuan provinces during April 2006; and advertised in newspapers in Beijing and Xi’an.

Technical support and warranty costs decreased as a result of our research and development efforts to refine our existing product line. We expect to continuously monitor and make improvements to our product line whenever such warranty claims are brought forward.

Vehicle costs increased as a result of increase in fuel costs.

Administrative Expenses

Salaries increased as a result of retaining approximately 20 additional staff filling positions in our Marketing, Quality Control, Research and Development, Productions, Purchasing/Transportation, and Administration departments.

Occupancy expense is expected to remain constant from period to period.

Office expenses decreased as a result of a bulk purchase of office supplies made in 2005 which are currently in use.

Insurances expense increased as we obtained insurance on our employees for possible theft.

Vehicle costs increased as a result of increase in fuel costs.

Advertising costs increased as a result of printing promotional materials we used for distribution to existing customers, wholesalers, electrical installation companies and electrical bureaus.

We incurred Research and Development costs for refining our existing products consisting of XGN15-12II SF6 Insulated Ring Main Unit with Compact Switchgear, DFW8-12 Branch cable cabinet, and SRM16-12 SF6 insulated ring main cabinet with compact switchgear.

Professional fees increased as a result of surveying the land which we entered into an agreement to purchase in September 2004 as mentioned above, for the purpose of construction new office and manufacturing facilities.

Other Income of $ 42,232 consists of compensation received from suppliers for faulty products sold to us. The compensation consists of amounts reimbursed for defective materials and loss of business. The matter was settled privately and there are no pending suits against such suppliers.

Other Expense of $ 15,695 consists of amounts paid to a customer for delays in delivery of our product as a result of faulty raw materials used as discussed above. This matter was also settled privately and there are no amounts pending. We believe we have a good relationship with this customer and will continue our business relationship in the long term.

Liquidity and Capital Resources

As of June 30, 2006, we had a negative working capital of $ 1,304,846. This was mainly as a result of shareholder advances we received from our President, Mr. Guo for funding our operations and deposits which were made on land we leased for a period of 50 years in September 2004 for the purpose of constructing new office and manufacturing facilities. Shareholder loans are without stated terms of repayment and interest is imputed at 6% per annum. Total deposits made on the land lease were $ 2,362,958 and we received shareholder loans totaling $ 3,393,864 as of June 30, 2006 to fulfill deposits which were required and to fund our working capital needs. We made deposits in the amount of $ 1,366,632 throughout June 30, 2006.

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

Net Cash consumed by operating activities were $ 805,944 in 2006 compared to $ 479,788 in 2005 and are summarized as follows:

	2006	2005
Net Income	$ 80,205	$ 141,363
Increase in accounts receivable	(43,096)	(3,161)
Increase in advances to suppliers	(52,424)	(1,038,900)
(Increase) in inventory	(466,096)	(130,945)
Increase in accounts payable	166,786	357,982
Decrease (Increase) in advances from customers	(309,634)	617,730
Other	(181,685)	(423,857)
Net Cash Consumed By Operating Activities	($ 805,944)	($ 479,788)

Most of our sales transactions with customers during the second quarter were made on account as opposed to accounts which were prepaid. As a result of these sales, we made purchases to replenish inventory levels to fulfill these transactions. These purchases were mostly made on account.

Net Cash consumed by investing activities in 2006 was $ 1,388,341 of which we purchased 2 delivery vans and made deposits on the land we leased in September of 2004 which our President provided the necessary funding.

Net Cash provided by financing activities in 2006 was $ 2,596,147 as result of shareholder loans provided by Mr. Guo to fund our operations. We also received capital contributions from Mr. Guo.

Not including our plans for construction of new office facilities, over the next 12 months, we will require approximately $ 2,000,000 for payment of our current liabilities. Our main source of funding has been shareholder loans and capital contributions from shareholders. We may explore financing options however we expect shareholders loans and cash flow generated from sales to be sufficient to fund our operations for the next 12 months.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities as at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The application of GAAP involves the exercise of varying degrees of judgment. The resulting accounting estimates will not always precisely equal the related actual results. Management considers an accounting estimate to be critical if:

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

            (B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s second fiscal quarter ended June 30, 2006, the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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
our name to “Keiji International Group Inc.” (1)
3.6		Certificate Amending Articles of Incorporation dated September 30, 2004 changing our name to “Asia Electrical Power International Group Inc.” (1)
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
Date: August 18, 2006
/s/ Yulong Guo
By:
Yulong Guo
President, Chief Executive Officer and Director

/s/ Xiaoling Chen
By:
Xiaoling Chen
Secretary, Chief Accounting Officer