Form 10QSB
period 2006-09-30
Asia Electrical Power International Group, Inc.
filed 2006-11-14
CIK 1306046

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 ________________ FORM 10-QSB

| X |  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of September 30, 2006, 24,000,000 shares of the issuer’s Common Stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes |    |    No | X |

Item 1. FINANCIAL STATEMENTS

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

Consolidated Financial Statements September 30, 2006 (Prepared Without Audit)

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(PREPARED WITHOUT AUDIT)

CONTENTS
Page
Consolidated Balance Sheet	F1
Consolidated Statements of Operations and Earnings
Accumulated	F2
Consolidated Statements of Cash Flows	F3
Notes to Consolidated Financial Statements	F4

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2006	2005
Current Assets:	(Unaudited)	(Audited)
Cash	$ 629,460	$283,601
Accounts receivables, net of provision for doubtful accounts	1,863,119	1,522,865
Other receivables	182,874	65,998
Advances to suppliers	223,035	179,208
Inventory	1,558,571	1,300,310
Total current assets	4,457,059	3,351,982
Fixed Assets:
Production equipment	163,827	130,878
Office equipment	75,805	75,345
Vehicles	276,436	276,436
Construction in Progress	163,795	-
	679,863	482,659
Less accumulated depreciation	256,694	194,600
Net fixed assets	423,169	288,059
Other Assets:
Deposit on Land	2,362,958	996,326
Rental Deposit	15,370	15,370
Deferred taxes recoverable	-	31,997
Total other assets	2,378,328	1,043,693
Total Assets	$7,258,556	$4,683,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	1,865,369	1,722,991
Advances from customers	555,667	727,176
Accrued liabilities	170,755	174,458
Shareholder advances	3,124,893	797,717
Total current liabilities	5,716,684	3,422,342
Stockholders’ Equity:
Common stock: authorized 75,000,000 shares of
$0.001 par value; issued and outstanding 24,000,000	24,000	24,000
Capital in excess of par value	728,260	728,260
Retained Earnings	616,272	387,422
Comprehensive income	11,630	-
Earnings appropriated for statutory reserves	161,710	121,710
Total Stockholders’ equity	1,541,872	1,261,392
Total Liabilities and Stockholders’ Equity	$7,258,556	$4,683,734
The accompanying notes are an integral part of these financial statements.

-F1-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Month Periods Ended Sept. 30, 2006 and 2005
(Prepared Without Audit)
	Three Months	Three Months	Nine Months	Nine Months
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2006	2005	2006	2005
Revenue	$2,401,060	$1,893,575	$5,479,182	$4,593,571
Cost of Sales	1,859,849	1,708,488	4,428,964	3,952,112
Gross Profit	541,211	185,087	1,050,118	641,459
Expenses:
Selling and Administrative Expenses	227,684	173,225	755,549	487,728
Operating Income	313,527	11,862	294,569	153,731
Other Income and Expense:
Other Income	3,159	120,103	62,144	144,131
Interest Income	610	464	1,196	2,857
Other Expense	(192)	-	(19,836)	(1,588)
Income Before Income Taxes	317,104	132,429	338,073	299,131
Provision for Income Taxes:
Current Provision	(23,935)	(7,047)	(69,223)	(32,109)
Net income for the period	293,169	125,382	268,850	267,022
Other comprehensive income
Foreign exchange	11,630	4,615	11,630	6,683
Total Comprehensive income	$304,799	$129,997	$280,480	$273,705
Income Per Share -
Basic and Diluted	$ .01	$ -	$ .01	$ .01
Weighted average
number of shares
Outstanding	24,000,000	24,000,000	24,000,000	24,000,000
The accompanying notes are an integral part of these financial statements.
	-F2-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended September 30, 2006 and 2005
(Prepared Without Audit)
	Nine Months	Nine Months
	Sept. 30,	Sept. 30,
	2006	2005
CASH FLOWS FROM OPERATIONS:
Net income	$ 268,850	$ 267,022
Charges not requiring the outlay of cash:
Depreciation and amortization	62,094	49,341
Loss on disposal of fixed asset	-	1,434
Decrease in deferred taxes	31,997	-
Changes in assets and liabilities:
Increase in accounts receivable	(340,254)	(498,745)
Increase in other receivables	(116,876)	(436,102)
Decrease (Increase) in advances to suppliers	(43,827)	207,398
Decrease (Increase) in other assets	(61,251)	6,628
Increase in inventory	(258,261)	(94,530)
Increase in accounts payable	142,378	467,550
Decrease in advances from customers	(171,509)	(391,141)
Decrease in accrued liabilities	(3,703)	(376,050)
Increase (Decrease) in other liabilities	(1,606)	2,926
Net Cash Consumed By
Operating Activities	(429,111)	(797,195)
CASH FLOWS FROM INVESTING
ACTIVITIES:
Construction in Progress	(163,795)	-
Deposit on land	(1,366,632)	-
Purchases of fixed assets	(33,408)	(85,145)
Net Cash Consumed By
Investing Activities	(1,563,835)	(85,145)
CASH FLOWS FROM FINANCING
ACTIVITIES:
Advances from shareholder	2,327,175	190,020
Net Cash Provided By
Financing Activities	2,327,175	190,020
Effect on foreign currency translation	11,630	6,683
Net change in cash	345,859	(856,637)
Cash balance, beginning of period	283,601	1,127,543
Cash balance, end of period	$ 629,460	$270,906

                      The accompanying notes are an integral part of these financial statements.

-F3-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of Asia Electrical Power International Group Inc. (“the Company”) as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended September 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006.

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

There were no cash payments for interest during the six month 2006 and 2005 period. Cash payments for income taxes were approximately $ 30,000 in the 2006 and there were no cash payments for income taxes in the 2005 period.

-F4-

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

As of September 30, 2006 to date, we have made deposits in the amount of $ 1,007,392 and $ 104,162 remains pending. The $ 104,162 amount pending relates to the cost of implementation of the sewage systems and will be payable when completed. The estimated completion date is unknown as the matter is still pending with the PRC Government.

As the PRC Government required improvements to the Leased Land and implementation of sewage systems where such work extended beyond the November 30, 2004 deadline, we signed an addendum to the agreement of September 7, 2004 to reflect changes in circumstances affecting the cost and use of the Leased Land.

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

Manufacturing Facilities

During the quarter ended September 30, 2006, we incurred construction costs in the amount of $ 163,795 for excavation and land leveling, surrounding roadwork and design/architectural fees. We estimate the total cost of this development to be $ 10,000,000 with an expected completion date to be late 2008. Funding for this project will be through shareholder loans and bank loans.

Plan of Operation and Marketing Strategies

Our plan of operation in the next 12 months is to establish a larger sales network by establishing 5 more branch offices outside of Guandong Province. During the nine month period ended September 30, 2006, we established 3 branch offices.

Our marketing strategies are based on the following:

1.	The efforts of our sales staff in our marketing department and branch offices located throughout the region to obtain new customers.

Members of our top management oversee the efforts of our sales staff and make adjustments to our marketing strategy as appropriate in response to market conditions. Top management approves all marketing strategies carried out by our sales staff.

Top management, on a monthly basis, reviews regional market reports of each branch office and makes adjustments to marketing strategies as market conditions vary in each region if necessary. In addition to marketing to tradition commercial/residential customers, we also keep abreast of news and development in rural areas where contracts will be awarded to supply equipment for all aspects of electrical network implementation by the PRC.

2.	Effective client relations to maintain current customer base and to encourage referrals through these customers.

In maintaining customer relations, our sales staff in our branch offices offer technical support, tend to customer service matters and arrange for on site visits from our technical staff to follow up on questions or concerns the customer may have.

3.	Continuous enhancement product quality and new product development.

4.	Market exposure through placement of advertisements in newspapers and trade magazines in major urban centers.

Management believes that such marketing strategies have been effective in our achieving desired levels of revenues and therefore implementation of these strategies has been consistent.

We also participate in industry exhibitions and trade fairs to be held in Harbin, Shenyang, Beijing, Guangzhou, Jinan, Nanning and Shanghai.

Target Markets Our target markets are:

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

Results of Operations

Nine months ended September 30, 2006, compared to nine months ended September 30, 2005.

We generated revenues for the nine months ended September 30, 2006, 2005 of $ 5,479,182 and $ 4,593,571, respectively. The increase was attributed to establishing additional branch offices and sales staff devoted solely to marketing of our products in various areas, participation in exhibitions and launch of marketing campaigns. In doing so enabled us to obtain several sales contracts which specified bulk purchases to be made through the year.

With the level of sales we generated, we were in a position with better purchasing power and were granted discounts on bulk transactions. Cost of sales were 81% in 2006 and 86 % in 2005.

Our selling and administrative expenses consist of the following:

	2006	2005
Selling:
Transportation	68,329	54,582
Travel and promotion	44,479	38,910
Marketing	19,070	9,812
Warranty	15,271	20,916
Bad debts	106,097	620
Other	36,473	12,988
Total	$ 289,719	$ 137,828
General & Administrative:
Salary and benefits	166,851	137,763
Occupancy	39,913	35,670
Depreciation	47,193	39,524
Meals and entertainment	26,422	25,719
Travel and vehicle	36,626	25,439
Office and utilities	53,951	44,194
Insurance	16,500	16,214
Research and development	64,295	7,653
Amortization	-	6,724
Other	14,079	11,000
Total	$ 465,830	$ 349,900
Total expenses	$ 755,549	$ 487,728

Selling Expenses

Transportation expense increased as a result of increase in oil prices for use of our fleet of delivery vans. We also have another option of using transportation carriers which have fixed cost of delivery despite increases in fuel costs however schedule conflicts are more likely to arise and as a result has increase the use of our own methods of delivery.

Our Travel and Promotion increased despite our expectation of these expenses to decrease as a result of efforts to delegate sales and marketing initiatives to each branch office and its corresponding location. Sales staff located in each branch office are responsible for sales in their location and any initiatives or sales opportunities in another location are directed to sales staff at the closest branch office. Such efforts were implemented however travel by member of top management to oversee branch offices resulted in additional travel costs to be incurred.

Advertising costs increased as a result of advertising in trade magazines and newspapers in circulation in locations in Xi’an, Chongqing Shandong, and Beijing. We have also participated in industry exhibitions/fairs held in Anhui and Sichuan provinces during April 2006.

Warranty costs decreased as a result of our research and development efforts to refine our existing product line. We expect to continuously monitor and make improvements to our product line whenever such warranty claims are brought forward.

Bad debts increased as a result of bankruptcy of customers of which held accounts outstanding for more than three years. We are seeking legal action to recover such amounts however do not foresee recovery of such accounts to be likely.

Administrative Expenses

Salaries increased as a result of retaining approximately 10 additional staff filling positions in our Marketing, Quality Control, Research and Development, Productions, Purchasing/Transportation, and Administration departments and also increases in wages granted to various employees.

Occupancy expense increased as a result of increase in month to month rates as a result of market conditions. Our location is a developing area and occupancy fees are on the rise.

Depreciation increased as a result of purchasing new additional production equipment. We expect to phase out older equipment within the next 2 years.

Meals and entertainment expenses are expected to remain relatively constant.

Travel and vehicle expenses increased solely because of increase in fuel costs.

Office expenses increased as a result of increase in utility rates implemented throughout various regions where our branch offices are located.

Insurances expense is expected to remain constant. The only insurance we currently carry is for vehicle accident insurance.

We incurred Research and Development costs for refining our existing products consisting of XGN15-12II SF6 Insulated Ring Main Unit with Compact Switchgear, DFW8-12 Branch cable cabinet, and SRM16-12 SF6 insulated ring main cabinet with compact switchgear.

Other Income of $ 62,144 consists of compensation received from suppliers for faulty products sold to us. The compensation consists of amounts reimbursed for defective materials and loss of business. The matter was settled privately and there are no pending suits against such suppliers. We also received bursaries from Shenzhen Science and Technology Bureau and Shenzhen Nanshan Financial Bureau of approximately $ 50,000. The grant was used for research and development our VDM6-12 Vacuum Circuit-breaker with magnetic actuator mechanism. Grants are obtained through application to the Bureau and are awarded to the candidates with the most innovative product. Grants are applied for regularly and we hope to subsidize a substantial amount of our research and development of our products through various grants received. There are no restrictions on the spending of the grant however we intend on using such funding solely for research and development.

Liquidity and Capital Resources

As of September 30, 2006, we had a negative working capital of $ 1,259,625. This was mainly as a result of shareholder advances we received from our President, Mr. Guo for funding our operations and deposits which were made on land we leased for a period of 50 years in September 2004 for the purpose of constructing new office and manufacturing facilities. Shareholder loans are without stated terms of repayment and interest is imputed at 6% per annum. Total deposits made on the land lease were $ 2,362,958 and we received shareholder loans totaling $ 3,124,893 as of September 30, 2006 to fulfill deposits which were required and to fund our working capital needs.

We do not know of any trends, events or uncertainties that are likely to have a material impact on our short-term or long-term liquidity other than those factors discussed above.

Operating Activities

Net Cash consumed by operating activities were $ 429,111 in 2006 compared to $ 797,195 in 2005.

Current Assets:

Accounts receivables increased by $ 340,254 as a result of relaxing our credit terms with clients who have shown a history of timely payments. We will extend such terms to its other customers who demonstrate a good credit history.

Other receivables increased by $ 116,876 as a result of granting personal loans to employees. We do not have a formal agreement with its employees. Such loans are viewed as employee benefits.

Advances to suppliers increase by $ 43,827 as a result of numerous requests on part of the vendor to prepay for sales orders. The prepayment of goods is a common practice in China and generally ensures that goods are available as determined upon initiating orders.

Inventory increased by $ 258,261 as a result of re-stocking for anticipated increase in sales. We have seen a steady increase in sales and will adjust its inventory levels in order to meet the increase demand.

Current Liabilities:

Accounts payable have increased by $ 143,984 mostly as a result of placement of orders to replenish inventory to desired levels.

Advances from customers decreased by $ 171,509 as a result of fulfilling contracted orders which were schedule to occur mostly between March-Sept of 2006. Also because we extended credit terms to additional customers, the number of prepayment of orders decreased accordingly.

Accrued liabilities remained relatively constant and consist of salaries and taxes payable in the amount of $ 131,320.

Other liabilities consist of accruals for transportation costs incurred.

Shareholder advances increased as a result of meeting the required payments of the deposit of land as mentioned above.

Investing Activities

Net Cash consumed by investing activities in 2006 was $ 1,563,835.

Fixed Assets:

The company purchased additional production equipment in anticipation of phasing out its older equipment.

Construction in progress costs were incurred in the amount of $ 163,795 as a result of preparing for construction of new manufacturing facilities. To date we have incurred costs for:

  Excavation and land leveling
  Road work
  Design
  Civil engineering

We estimate the total cost of this development to be $ 10,000,000 with a completion date to be late 2008. Funding for this project will be through shareholder loans and bank loans.

Financing Activities

Net Cash provided by financing activities in 2006 was $ 2,327,175 as result of shareholder loans provided by Mr. Guo to fund our operations. We also received capital contributions from Mr. Guo.

Not including our plans for construction of new office facilities, over the next 12 months, we will require approximately $ 5,700,000 for payment of our current liabilities. Our main source of funding has been shareholder loans and capital contributions from shareholders. We may explore financing options however we expect shareholders loans and cash flow generated from sales to be sufficient to fund our operations for the next 12 months.

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

         (B)  Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s second fiscal quarter ended September 30, 2006, the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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
Date: November 14, 2006
/s/ Yulong Guo
By:
Yulong Guo
President, Chief Executive Officer and Director

/s/ Xiaoling Chen
By:
Xiaoling Chen
Secretary, Chief Accounting Officer