Form 10KSB
period 2006-12-31
Asia Electrical Power International Group, Inc.
filed 2007-04-16
CIK 1306046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

               | X |        Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

               |     |        Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to______.

Commission file number: 000-51787

Asia Electrical Power International Group Inc.
(Name of small business issuer in its charter)

Nevada		98-0522960
(State or other jurisdiction of incorporation or		(IRS Employer Identification No.)
organization)

2255 -A Renaissance Drive, Las Vegas, Nevada		89119
(Address of principal executive offices)		(Zip Code)

Issuer's telephone Number	702-922-1939
Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value Common		N/A
(Title of class)		(Name of exchange on which registered)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.   |     |
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  | X |    No  |    |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.   |    |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes |    |      No  | X |

State issuer's revenue for its most recent fiscal year: $ 512,978 for the fiscal year ended December 31, 2006

The aggregate market value of held by non-affiliates and affiliates as of April 16, 2007 was $ 52,259,760 and $ 70,140,240, respectively. For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer's common capital stock have been deemed affiliates.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 51,000,000 shares of common stock outstanding as of April 16, 2007.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one):   Yes  |    | ;        No   | X |

PART I

Note regarding forward-looking statements

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

  general economic and business conditions, both nationally and in our markets, our expectations and estimates concerning future financial performance, financing plans and the impact of competition, our ability to implement our growth strategy,
  anticipated trends in our business,
  advances in technologies, and
  other risk factors set forth herein.

In addition, in this report, we use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify forward-looking statements.

Asia Electrical Power International Group Inc. ("AEPI" or the "Company") undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10KSB. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

History

Asia Electrical Power International Group Inc. ("AEPI") was incorporated in the State of Nevada on August 30, 2002 as "Berita International Corporation", for the purpose of producing high and mid-voltage electrical switchgears in PRC. On December 24, 2003, we changed our name to "Keiji International Group Inc."and on September 30, 2004 we changed our name to "Asia Electrical Power International Group Inc.".

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

Shenzhen Naiji Science and Technology Co. Ltd. (Science) is a corporation organized during 2006 under the laws of China by our Presiden, Mr. Yulong Guo. It is considered a Variable Interest Entity (VIE) under the provision of FASB Interpretation No. 46R (FIN 46R), "Variable Interest Entities," as its sole shareholder is Mr. Guo. Its principal activity has been raising capital and making advances to or on behalf of the Company. As of December 31, 2006, we received a $ 375,852 capital contribution from Science.

For the years ended December 31, 2006 and 2005, we generated a profit of $ 477,435 and $ 286,134, respectively.

Naiji expects to expand its operations in PRC and wishes to raise the necessary funds by means of attracting investment in the public market.

We are currently listed on the OTCBB under the trading symbol of "AEPW" effective February 12, 2007.

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

Our produce line is as follows:

Switchgears are use in combination with control, measurement, protection and command devices with which they are associated. Switchgears are commonly used in association with the electric power system, or grid, with the combination of electrical disconnects and/or circuit breakers used to isolate electrical equipment. Switchgear is used both to de-energize equipment to allow work to be done and to clear faults downstream.

SRM 16-12/24 SF6 GIS Ring Main Unit

This product is used in conjunction with existing power systems to pass electrical current from one area to another; to allow for continuous flow of electricity. This product uses SF6 sulphurhexaflouride, a non-poisonous electronegative gas as insulation to protect the components. This product also has arc extinguishing properties through the use of circuit breakers. An arc is sparking which results when there are higher than normal levels of current and results in increased temperature in the unit. This occurs when the level of electricity used at one time exceeds a maximum level. The circuit breaker detects excessive power demands in a circuit and self-interrupts the arc when high levels of current occur. It is used primarily in connection with the generation, transmission, distribution and conversion of electric power.

This product consists of the AFL 12/24 D Load Break Switch, VDM6/12, VS1 12/24 and the BP1 Vacuum Circuit Breakers.

This product is suitable for end-user or network node. AGW 12/24 Outdoor Ring Main Unit

This product is the outdoor counterpart of the SRM 16-12/24 SF6 GIS Ring Main Unit with automatic temperature control. This product consists of the VS1-12/24, VDM6-12 and BP series vacuum circuit breakers and the AFL 12/24D Load break switch.

AGN 12/24 SF6 Ring Main Unit

This product is similar to the SRM 16-12/24 SF6 GIS Ring Main Unit however it consist of the VS1-12/24, VDM6-12 and BP series vacuum circuit breakers and the AFL 12/24D Load break switch.

KYN 12/24 Metal Clad Switchgear

This product is a complete set of distribution devices with 3.6 -2KV, 24KV used mainly in power plants, and mining industries.

Load Break Switches interrupts normal load currents in low voltage distribution networks.

EK24 GIS Load Break Switch

This product is an indoor high-voltage SF6 load switch and switchgear with a rated voltage of 12KV/24KV. It consists of SF6 gas as an arc-extinguishing property and insulation medium. This product includes three switch locations for on/off switching suitable for uses requiring controls at different locations. This product is adaptable with outdoor type cable cabinets.

AFL 12/24D Load Break Switch

This product is an indoor high-voltage SF6 load switch and switchgear with a rated voltage of 12KV. It consists of SF6 gas as an arc-extinguishing property and insulation medium. This product includes three switch locations for on/off switching suitable for uses requiring controls at different locations. This product is adaptable with outdoor type cable cabinets.

AFW 12/24 Overhead Load Break Switch

This product is an outdoor high-voltage SF6 load switch is the outdoor overhead type distribution equipment with the rated voltage of 12KV and the three-phase alternating current of 50Hz. It is mainly used to make and break rated current or regulate overload current on aerial circuit, which is suitable for systems such as electric network transformer substations and mining and industrial enterprises.

AFLA 12/24D SF6 Load Break Switch

This product is an indoor high-voltage SF6 load switch and switchgear with a rated voltage of 12KV. It consists of SF6 gas as an arc-extinguishing property and insulation medium. This product includes three switch locations for on/off switching suitable for uses requiring controls at different locations. This product is adaptable with outdoor type cable cabinets however are mainly used indoors.

Circuit Breakers are electric device that, like a fuse, interrupts an electric current in a circuit when the current becomes too high.

VDM6/12 Vacuum

This product is an indoor high voltage vacuum circuit breaker with permanent magnetic mechanism with a rated voltage of 12KV and the three-phase alternating current of 50Hz and is used to switch on/off various types of electrical load. It is suitable for various types of electrical networks however used especially in industries requiring the generation of higher voltages and longer operating times.

VS1 12/24 Vacuum Circuit Breaker

This product is the outdoor counterpart of the VDM6/12 Vacuum.

AZW 12/24 Outdoor Circuit Breaker

This product is an indoor high voltage vacuum circuit breaker with permanent magnetic mechanism with a rated voltage of 12KV-24KV and the three-phase alternating current of 50Hz and is used to switch on/off various types of electrical load. It is suitable for various types of electrical networks however used especially in industries requiring the generation of higher voltages and longer operating times.

BP1/BP2 Vacuum Circuit Breaker

This product is not manufactured by the Company and is imported by suppliers in the Ukraine. It has a vacuum circuit breaker with permanent magnetic mechanism with a rated voltage of 10KV/12KV/24KV.

Branch Cabinets ADF 630 Indoor Cable Cabinet

This product is used for the cable connection and branching connection between various points. The cabinet crust is made of 2 millimeters of stainless steel plate. Electrically charged parts are structured with complete insulation and air tight seal. This product is waterproof and widely used in conjunction with our product line mentioned above.

ADF 630/2 Outdoor Cable Cabinet

This product is the outdoor counter part of the ADF 630 Indoor Cabinet. Please refer to Exhibit 10.3 for our standard supplier of raw materials contract.

Advertising and marketing strategy

Our main marketing strategies to target our markets are based on:

1.	The efforts of our sales staff in our marketing department and branch offices located throughout the region to obtain new customers. Members of our top management oversee the efforts of our sales staff and make adjustments to our marketing strategy as appropriate in response to market conditions. Top management approves all marketing strategies carried out by our sales staff. Top management, on a monthly basis, reviews regional market reports of each branch office and makes adjustments to marketing strategies as market conditions vary in each region if necessary. In addition to marketing to tradition commercial/residential customers, we also keep abreast of news and development in rural areas where contracts will be awarded to supply equipment for all aspects of electrical network implementation by the PRC.

2.	Effective client relations management directed through top management to maintain current customer base and to encourage referrals through these customers. In maintaining customer relations, our sales staff in our branch offices offer technical support, tend to customer service matters and arrange for on site visits from our technical staff to follow up on questions or concerns the customer may have.

3.	Continuous enhancement product quality and new product development.

4.	Marketing campaigns launched throughout the PRC through promotional materials, advertising in trade magazines and billboards and at trade exhibitions.

Management believes that such marketing strategies have been effective in our achieving desired levels of revenues and therefore implementation of these strategies has been consistent.

We also participate in industry exhibitions and trade fairs to be held in Harbin, Shenyang, Beijing, Guangzhou, Jinan, Nanning and Shanghai.

Our target markets are:

  Residential and commercial developers or contractors which may require expansion of existing power systems to new areas.

          -     Our sales staff regularly keep in contact with developers and contractors for future referrals to service any new development projects.

          -     Sales staff also seek new developers and contractors within their region via referrals from existing customers, or community resources (newspapers, trade magazines, etc.).

  Wholesale manufactures who may make bulk purchases.

          -      We may offer a discount on bulk purchases and or discounts if we receive referrals from new customers. Manufacturers may keep promotional materials of ours in efforts to promote our products to their customer base.

  Electrical equipment installation companies who may refer us to potential customers.

           -      Installation companies who are also licensed electricians appointed by government authorities also have their own customer base from which we may receive referrals

           -      We use a variety of installation companies as our products require installation by these licenses electricians and by disbursing our installation hires throughout the region; we introduce our products to these electricians who may refer our products to their customers.

  Electrical Bureaus of urban and rural cities who may award contracts to us to service various existing or new transportation developments such as airports, subway stations, etc. They may also require certain areas to be networked in order to distribute power to these areas.

             -      We keep abreast on new rural and urban developments and bid on contracts to service these areas which require development or expansion.

The majority of our marketing efforts are tended to generate referrals from existing customers. We place an emphasis on providing what we believe to be a higher lever of customer service, specifically relating to our on site visits, and technical support.

Sales Network:

We have developed an integrated sales network in PRC outside of Guangdong unless otherwise stated:

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

The rent for the principal offices is approximately $ 10,227 per month plus common area costs. The rent for the branch offices are $ 150 per month for each office.

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

Competition

We expect to encounter significant competition from other power transmission/distribution equipment companies that have been in the industry for a longer period of time and have a more extensive line of products than us. These industries are populated by many national or international companies, with significantly greater resources than ours.

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

Trends in the market

We expect a high volume of new domestic business from electricity infrastructure investments as a result of the PRC's 11th five year plan which will:

"Build new socialist rural areas, optimize and upgrade industrial structures, promote concordant development of regions, build a conservation-minded and environment-friendly society, further system reform and enhance opening-up, efficiently practice strategies to invigorate China through science and education and through human resource development, and give impetus to constructing a socialist harmonious society." - Source, www.China.org

With new developments in rural areas, the PRC will be accepting bids to service such areas to establish electrical networks. We anticipate such new developments will increase our sales by 40% per year for fiscal 2007 and 2008 year ends and 30% by fiscal 2009 year end. A majority of our sales are generated through existing customer base by referrals however with these new developments, we expect a substantial amount of our sales to be generated by fulfilling PRC contract bids to service rural areas in 2007 though 2009.

Intellectual Property

Patents

We carry one patent for our SRM 16-12/24 SF6 GIS Ring Main Unit. We obtained this patent from the National Intellectual Property Bureau in April 2000. The patent life is 10 years and expires April 2010.

The significance of carrying a patent on this product is that at the time, we expected to generate the majority of our revenues from this model and wanted protection from any loss of revenue from the pirating of this product by various sources and from sales in illegal markets. However, this product has continuously been pirated despite the patent.

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

In light of these new amendments, we may apply for patents on the remainder of our products in 2007.

Trademarks

We do not have any trademarks on our trade name or logo.

Employees

Principal Business Office

We have 108 full time employees in our Principal Business Office, filling positions in our Marketing, Quality Control, Research and Development, Productions, Purchasing/Transportation, Administration and Finance Departments. Manufacturing facilities are on this site as well.

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

Branch Offices

We have a total of 40 employees in our 35 Branch offices located throughout the region. Branch offices were established to integrate an extensive sales network, directly solely for sales and marketing efforts.

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

We expect to encounter significant competition from other power transmission/distribution equipment companies, which have been in the industry for a longer period of time and have a more extensive line of products. These industries are populated by many national or international companies, with significantly greater resources than ours.

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
  greater brand recognition, which may influence a subscriber's purchase decision;
  larger subscriber bases, which may provide economies of scale and operating efficiencies not available to us;
  longer operating histories; and
  more established relationships with government officials, equipment specialists and/or other strategic partners.

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

We have no formalized agreements with our shareholders guaranteeing that certain amounts of funds will be available to us. We may exhaust this source of funding anytime.

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

We are required to commence construction of new office facilities on land we have made deposits on within 6 months of transfer of title and complete construction within 2 years.

On September 7, 2004, we entered into an agreement with the PRC to lease land for 50 years for the purpose of constructing new office facilities. We have made deposits and have received title to this property late 2006 when the PRC fulfilled its obligation to make improvements to the property. We are required to commence construction within 6 months of which such obligation has been fulfilled and also complete construction within 2 years. A substantial amount of funding for construction will be loaned to us by shareholders of whom we do not have contracts with for commitment of specified amounts to be loaned to us. As mentioned above in “If we do not continue to receive shareholder loans we may be unable to meeting our minimum funding requirements.”, we may exhaust this source of funding anytime and may not be able to complete construction or fulfill our terms of the contract. If we do not complete construction within this time frame, we are subject to penalties of approximately $ 3,800 per month (RMB1.00 per m2 of area-30,573.55 m2 total area) until completion of construction.

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

Our insiders, being the directors, officers and 5% shareholders, own an aggregate of approximately 66.32% of our outstanding shares. Our President holds 100% of 5,000,000 units of our preferred shares with entitles each preferred share to 100 votes. As a result, the insiders will be able to control the outcome of all matters requiring stockholder approval and will be able to elect all of our directors. Such control, which may have the effect of delaying, deferring or preventing a change of control, is likely to continue for the foreseeable future and significantly diminishes control and influence which future stockholders may have in the Company. See

"Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

ITEM 2 DESCRIPTION OF PROPERTY

Principal Business Office

Our Principal Business Office is located at 28th Building, Lishan Industrial Zone, Xinghai Road, Nanshan District, Shenzhen, PRC 518052.

Our office space is 4 floors, with each floor being 2,750 square feet, total 11,000 square feet and is kept in good condition. We lease the operations office from an unrelated and unassociated party for approximately $ 122,725 gross per year which includes an approximation of additional common area costs or recoveries incurred. The lease term is from July 31, 2004 to April 30, 2009. Our manufacturing facilities take up 3 floors and our Marketing, Quality Control, Research and Development, Productions, Purchasing/Transportation, Administration and Finance Departments occupies the remaining floor.

Purchase of Land

On September 7, 2004, we entered into an agreement with the PRC Government to purchase approximately 3.77 hectares of land ("Leased Land") for the purpose of constructing new manufacturing facilities and office space. The total purchase price is approximately $ 1,111,554 with deposits to be made in intervals. Mr. Guo provided us with shareholder loans for payment of these deposits. The PRC Government is currently making improvements to the property and implementing sewage systems. Improvements will be made to surrounding roads, drainage, electrical and communication systems. Currently the PRC Government has made all such improvements.

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

New Manufacturing Facilities

As of December 31, 2006, we incurred construction costs in the amount of $ 1,191,776 for excavation and land leveling, surrounding roadwork and design/architectural fees. We estimate the total cost of this development to be $ 10,000,000 with an expected completion date to be September 2007. Funding for this project will be through shareholder loans and bank loans. Our new facilities will occupy 300,000 square foot with 158,000 square foot of new manufacturing facilities. New facilities will be approximately 5 times the size of existing facilities and as such will have the capabilities of meeting production requirements based on our projected levels of sales in the next 3 years.

We will be occupying our office space at 28th Building, Lishan Industrial Zone, Xinghai Road, Nanshan District, Shenzhen, until construction of our facilities is completed.

Branch Office

We also have branch offices throughout PRC developed for integrating our sales network with 35 sales and marketing branch offices in Guangzhou, Nanning, Changsha, Huizhou, Kunming, Changchun, Shanxi, Jinan, Beijing, Yinchuan,Xi-an, Chongqing, Shijiazhuang, Wuhan, Hefei, Lanzhou, Tangshan, and Zhengzhou.

Each office employs 2-5 employees and is rented on a month to month basis. The cost per office per month is approximately $150.

We do not have policies regarding the acquisition or sale of real estate assets for the purposes of capital gain or for income. We do not hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities nor do we expect to do so in the future.

Administrative Branch Office

Our administrative branch office for North American investor relations and U.S. regulatory reporting is located at 2255 - CA Renaissance Drive, Las Vegas, Nevada, 89119.

Our filing agent is located at 610-1112 West Pender Street, Vancouver, BC, Canada V6E2S1 of which provides us with answering and English/Chinese translation services, EDGAR filing services, fax services, reception area and shared office, and boardroom meeting facilities. This office is provided rent free by our President, Yulong Guo and is kept in good condition. There are currently no proposed programs for the renovation, improvement or development of the facilities that we currently use. We believe that this arrangement is suitable given the nature of our current operations, and also believe that we will not need to lease additional administrative offices for at least the next 12 months.

ITEM 3.	LEGAL PROCEEDINGS
None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on September 1, 2006, the following individuals were elected unanimously to the Board of Directors to serve until the next Annual Meeting of Stockholders:

Name	Position	Period Serving	Term (1)

Yulong Guo	CEO, President, Director,	September 1, 2006 -		1 year
	Treasurer	August 31, 2007

Xiaoling Chen	Secretary, Chief	September 1, 2006 -		1 year
	Accounting Officer	August 31, 2007

Dudley Delapenha	Director	September 1, 2006 -
		August 31, 2007		1 year

We approved the appointment of Robert G. Jeffrey as our independent accountants for the fiscal year ended December 31, 2006.

PART II

ITEM 5.                              MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER

MARKET FOR COMMON EQUITY
Stockholders of Our Common Shares

As of April 16, 2007, we had 335 registered shareholders and 51,000,000 commons shares outstanding and 5,000,000 preferred shares outstanding.

Rule 144 Shares

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

Securities Authorized For Issuance Under Equity Compensation Plans

The Company did not have an equity compensation plan in place as of December 31, 2006.

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

Recent Sales of Unregistered Securities

Except as reported in previous filings, we did not sell any securities in transactions which were not registered under the Securities Act in the quarter ended December 31, 2006.

DESCRIPTION OF SECURITIES

As of April 16, 2007, our total authorized capital is 150,000,000 common shares with a par value of $0.001 per share.

24,000,000 common shares are issued to 21 shareholders on January 23, 2003 wherein we entered into an Asset and Share Exchange Agreement (the "Agreement") Naiji whereby we acquired all its issued and outstanding stock for consideration of 24,000,000 shares of our common stock. Please refer to Exhibit 10.1 and 10.2.

Of this total, 7,290,000 shares of common stock are were registered under Regulation S on Form SB2 effective January 27, 2006. The offered selling price was $0.02 per share.

On December 21, 2006, the company approved a stock split wherein the number of authorized common stock with a par value $0.001 was to be increased on a two for one basis. The total authorized capital increased from 75,000,000 to 150,000,000. Accordingly, the number of issued common stock increased from 24,000,000 to 48,000,000. The Company also approved the establishment of a new class of preferred shares with a $ 0.001 par value with an authorized capital of 5,000,000 preferred shares.

On December 22, 2006, 5,000,000 shares of preferred stock, par value $0.001, were allotted and issued to our President, Yulong Guo for repayment of shareholder loans.

A further 2,500,000 shares of common stock were allotted and issued to Yulong Guo and 500,000 shares issued to Xiaoling Chen. These shares were issued for repayment of shareholder loans.

As a result of the aforesaid share issuances, the issued and outstanding share capital of the Company is now 51,000,000 shares of common stock and 5,000,000 shares of preferred stock.

The offer and sale of the shares were exempt from registration pursuant to section 4(2) of the Securities Act, Rule 701 and Rule 506 of Regulation D promulgated thereunder. We limited the manner of the offering and provided disclosure regarding the offering and our company to the stockholders. Both of the stockholders are our officers and directors. We believe that these sales were also exempt under Regulation S under the Securities Act, as such sales were made in offshore transactions to non-U.S. persons.

All of our authorized common shares are of the same class and, once issued, rank equally as to dividends, voting powers, and participation in assets. Holders of shares are entitled to one vote for each share held of record on all matters to be acted upon by the shareholders.

All of our authorized preferred shares are of the same class and once issued, are restricted from being publicly traded, have no dividend rights and are not entitled to the participation in assets in the event of dissolution of the Company. Preferred shares are entitled to 100 votes per share.

Dividends may be declared from time to time by the Board of Directors, in its discretion, out of funds legally available. However, our present intention is not to pay any cash dividends to holders of shares but to reinvest earnings, if any. In the event of our liquidation, dissolution or winding up the holders of shares are entitled to share pro-rata in all assets remaining after payment of liabilities.

Our common and preferred shares have no pre-emptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the shares.

Our articles and by-laws do not contain any provisions that would delay, defer or prevent our change in control.

ITEM 6.                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management's current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our next Annual Report on form 10-KSB and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The following table presents information about our most critical accounting estimates and the effects of hypothetical changes in the assumptions used when making such estimates:

Balance
Sheet	There is a risk of Change	How did we arrive at these	How Accurate have we been in	How Likely to change in
Account	because?	estimates?	the past?	the future?

Accounts	We provide an Allowance	AFDA are made on accounts	These estimates of AFDA have	This method of
Receivable	For Doubtful Accounts	older than 2 years. It is	been accurate in the past as the	determining AFDA will
	(AFDA) based on the	common in the industry for	majority of accounts older than	likely not change as we
	credit ratings of customers	accounts less than 2 years to be	2 years belong to customers	have been able to collect
	and age of the account.	considered current. Collection	who have become bankrupt.	on the majority of
	Uncollectible accounts are	mostly occurs within 1.5 years.	Collection continues to occur	accounts within 1.5 years
	also written off,	Accounts older than 2 years are	within 1.5 years. There are	and write off uncollectible
	particularly when	reasonably likely to be	situations where bankruptcy	account which normally
	bankruptcy occurs. The	uncollectible and AFDA are	occurs on more current	occurs on accounts older
	allowance we provide is	provided for the sum of these	accounts where the account	than 2 years. We may
	an estimate based on	accounts.	will be written off. Current	adjust the method of
	historical information and		accounts of which become	determining AFDA on
	may not reflect current		bankrupt would not have been	potential bankrupt clients
	conditions as to whether		included in previous estimates	however to date; we do
	the account may be		of AFDA.	not foresee the need as we
	collectible.			expect to collect account
within the normal time
period of 1.5 years.

Inventory	We review the net	The cost of our inventory	Our selling prices have	We do not foresee to
	realizable value of our	(including manufacturing	remained stable and, as a result;	decrease our selling price
	inventory to ensure that it	overhead) is compared to net	we have not required writing	to a level that would cause
	is recorded at a lower of	realizable value in the market.	down of inventory. Market	net realizable value to be
	cost or market value. At	Selling prices have remained	conditions may force the	less than cost of our
	this time, any obsolete	stable despite market	selling price down amongst	inventory. We have
	inventory is written off.	conditions.	competitors; however; we will	continued to generate
	The market value could		continue to maintain our selling	sales based on these
	change due to the success		prices as we compensate the	selling prices despite
	of technical innovation on		difference in price by provided	fluctuation in market
	our part or by competitors		technical support after	conditions.
	within the switchgear		installation and what we
	market.		believe to be a higher lever of
customer service.

Fixed Assets	We calculate our	The estimated lives of fixed	Our fixed assets are currently	We do not foresee any
	depreciation using the	assets are based on guidelines	being utilized last for the length	changes.
	straight line method based	provided by Chinese tax	of the lives we are using for
	on useful lives of the	authorities. These guidelines	depreciation.
	assets. The useful lives of	reflect the actual useful lives of
	the asset could change due	the assets.
to technical innovation
and or other factors and
we may write off or write
down obsolete assets.

Accrued	We are subject to income	Income tax provision is	Our estimates currently have	Taxes payable calculations
Liabilities	taxes in China. The	calculated based on the	been in line with the actual	are based on a fixed rate
(Income Tax)	determination of the tax	statutory tax rate and level of	assessment in our tax liability.	which we do not foresee
	liability is based on	operating income. Operating	Income tax provisions are	to be changed. However,
	calculations which are	income is based on various	calculated monthly.	our estimates may change
	further based on estimates	estimates we make regarding		from time to time and this
	such as, for example	the above mentioned items		may affect the income tax
	allowances for bad debt.	which may differ from actual		provision. We may under
	These estimates may	results. This calculation is		or over remit our
	change from time to time	provided monthly and		installments based on how
	and the final tax outcome	installments are made toward		our estimates differ from
	may increase or decrease	the tax liability.		actual results.
our income tax expense
provision made.

Management's Discussion and Analysis of Financial Condition and Results of Operation

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance from December 31, 2006 compared to December 31, 2005.

	2006	% Sales	2005	% Sales
Sales	$ 8,080,641	100%	$ 6,840,242	100%
Cost of Goods Sold	6,654,826	82%	5,884,153	86%
Gross Profit	$ 1,425,815	18%	$ 956,089	14%

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

The following is a summary of the expenses we incurred during the period. Most expenses increased in line with the increase in sales except as otherwise noted:

			%			%
	2006	% Sales	Expenses	2005	% Sales	Expenses

Transportation	$128,157	2%	14%	$83,359	1%	11%
Travel &
Entertainment/Promotion	150,092	2%	17%	127,191	2%	16%
Technical Support and
warranty	23,980	*	3%	54,633	1%	7%
Marketing	51,323	1%	6%	17,707	*	2%
Salaries, benefits and dues	253,899	3%	28%	226,183	3%	29%
Depreciation and amortization	64,653	1%	7%	64,208	1%	8%
Occupancy	101,962	1%	6%	94,007	1%	12%
Office and Utilities	31,768	*	4%	38,407	1%	5%
Other	86,628	2%	15%	86,376	1%	11%
Total Expenses	$897,626	11%	100%	$792,071	12%	100%

* Less than 1%

Transportation costs consist of delivery to customers and travel to and from such locations for follow up and on call visits for technical support. Such costs increased as a result of the PRC imposing further taxes on fuel and new fees per transportation unit based on the vehicle weight. These fees were imposed to generate the funds for improvements of roads.

Traveling and entertainment/promotion costs increased as a result of the increase in the number of sales staff hired and their respective travel to promote our product line to prospective customers. Sales staff traveled mostly to regions outside of the Guangdong province. Promotion costs consist of functions held for current and prospective customers for the purpose of maintaining good client relations with current customers and provide an opportunity to generate interest by prospective customers. We hope to generate referrals through our existing customer base.

We also incurred expenses to hold staff functions during the year in conjunction with training purposes. These expenses are examined periodically and are reduced when deemed necessary by management.

Technical support and warranty decreased as a result of our efforts expended on quality control measures. We encourage our clients to contact us with any questions, concerns, comments they have about their product and the level of our customer service. We have taken the input provided by our clients and made improvements to our product line and services which has contributed to the decrease in number of warranty claims.

Technical support costs are incurred installation wherein we provide information that we believe to be helpful in understanding their new system and assess and remedy and problems themselves, should they arise.

Marketing increased as a result of expenses we incurred consisting of design, printing of promotional materials, advertising in trade magazines and billboards and at trade exhibitions. We incurred such costs in the previous year however we increased the volume of the above noted advertising strategies by approximately double; targeting at a more dispersed market.

Salaries and benefits increased as a result of retaining additional sales staff in our branch offices and also as a result of rewarding bonuses to staff. Salary benefits consist of social insurance and union fees.

Occupancy expenses are not expected to fluctuate as monthly payments are predetermined as per our lease agreement and any deviation from such amounts are as a result of increase to maintenance or common area costs. Our office and manufacturing facilities are leased from July 31, 2004 until April 30, 2006 wherein a new lease was negotiated with our lease to expire April 30, 2009. Our occupancy cost per month increased by approximately 30% to reflect the change in the market conditions which have allowed occupancy costs in the area to increase. We expect our new facilities to be completed September 2007. The rental market for the facilities we currently occupy is expected to increase and we will examine sub letting opportunities mind 2007.

Office and Utilities decreased mainly as a result of a recovery received in utility fees as a result of overpayment made in previous year. Our office expense increased slightly as we incurred costs for office material for new staff.

Over the next 12 months, we expect our expenses to remain relatively the same with the exception of transportation, travel and entertainment/promotion, and marketing. Given highly competitive market conditions, we will provide more on-site visits to our customers and provide all necessary support through either our sales staff or technicians to provide customer satisfaction. Marketing expenses may increase depending on our levels of revenues. We may have to alter our strategies in response to the changing market conditions as dictated by the industry.

Interest Expense, net (2006 - $ 30,007 vs. 2005 - $ 40,378)

Interest expense, net decreased as a result of a repayment of shareholder loans by the issuance of our common and preferred stock during the year. Interest of 6% is charged on outstanding shareholder loans. We also incurred interest earned and bank charges on bank balances only. No interest was incurred as a result of bank loans or other forms of debt.

Other income, net (2006 - $ 42,613 vs. 2005 - $89,656) and Other expenses, net (2006 - $ 12,784 vs. 2005 $ 11,388)

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

Performance indicators

We measure our performance per the following indicators as set forth below. Our performance is affected by trends and uncertainties which we have experienced thus far or that we foresee may occur.

1.	Achieve sales levels consistently of $ 10,500,000 each fiscal year. We expect our sales to increase by approximately 30% as a result of the PRC's 11th 5 year plan implemented effective 2006. Please see above "Trends in the Market".

We project that we will reach our goal by increasing the number of our branches offices by a further 10 and employing 2-5 sales staff in each office per year.

2.	Cash flows generated from collection of accounts receivables and customer advances (unearned revenues) of $450,000 per month.

3.	Age of accounts receivable average 3 months. It is common in the industry to consider accounts receivables within one year old to be current. This is a common perception not only in the industry in which we operate but also among other industries. Therefore, decreasing our collection period from its current period of approximately 1.5 years to three months will be a challenge. However, we may use other tactics such as offering discounts to encourage prepayments on contracts in order to meet these goals.

4.	Increase number of our customers to 500. We currently have approximately 400 customers.

5.	Increase our referral ratio of customers to current customers to two. (For every two customers, we receive one referral.)

We estimate that approximately 90% of the customers we service retain us for future contracts. Our goal is to obtain referrals from our customers, specifically manufacturers and electrical instillation companies that are licensed by the government. These customers have their own client bases and, should our products and our customer services be satisfactory, we anticipate referrals from these sources.

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

As mentioned above "Trends in the Market", with new developments in rural areas, the PRC will be accepting bids to service such areas to establish electrical networks. We anticipate such new developments will increase our sales by 40% per year for fiscal 2007 and 2008 year ends and 30% by fiscal 2009 year end. A majority of our sales are generated through existing customer base by referrals however with these new developments, we expect a substantial amount of our sales to be generated by fulfilling PRC contract bids to service rural areas in 2007 though 2009.

Liquidity and Capital Resources Working Capital Needs:

As of December 31, 2006 we had a working capital of $ 4,006,662. Not including our plans for construction of new office facilities, over the next 12 months, we will require approximately $8,800,000 to sustain our working capital needs as follows based on projected sales of $ 10,500,000:

Materials, Labor, Overhead	$ 7,800,000
Selling Expenses and Administrative Expenses	1,000,000
Total	$ 8,800,000

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

In the past, we have normally been able to sustain our working capital needs that have surpassed the revenues from sales through shareholder loans. We expect this source of funding to continue; however, in the event shareholder loans are no longer granted to us, we may obtain long or short term financing. As of December 30, 2006, we have received a total of approximately $ 4,750,000 in shareholder loans of which this balance was repaid upon the issuance of 3,000,000 common shares and 5,000,000 preferred shares to our shareholders.

We may also receive capital contributions from our shareholders.

As of December 31, 2006, we received $ 375,852 capital contributions from Science.

Plans for Expansion:

Given sufficient funding, we expect to expand our operations throughout the region by establishing up to 20 more branch offices devoted to marketing efforts. Each branch office will have approximately 3-10 full time and part time employees. To sustain new branch offices for 12 months, we will require a total of $200,000 of which $164,000 will be allocated to salaries and $36,000 allocated to rent. The need for the $200,000 for expansion is not included in the $ 8,800,000 we require to meet working capital needs.

We will be occupying our current office space and manufacturing facilities leased until April 30, 2009 until we have constructed a new office building on land we leased for 50 years effective January 2006. The purchase was financed through shareholder loans. No bank loans were taken out to fund this purchase.

We do not know of any trends, events or uncertainties that are likely to have a material impact on our short-term or long-term liquidity other than those factors discussed above.

Cash Flows Operating Activities:

Our cash flows consumed by operating activities were $ 928,050 in 2006 and $ 571,656 in 2005. The following summarizes the inflow and outflow of cash for these periods:

	2006	2005
Net Income	$ 477,435	$ 286,134
Increase in accounts receivable	(355,588)	(647,339)
Decrease (increase) in advances to suppliers	(1,564,330)	28,190
Increase in inventory	(526,371)	(100,716)
Increase in accounts payable	1,127,580	541,093
Decrease in advances from customers	(21,172)	(529,443)
Other	(65,604)	(153,213)
Net Cash Consumed By Operating Activities	$ (928,050)	$ (575,294)

Cash flow from accounts receivable decreased compared to 2005 as we settled several customers of which had accounts older than 1 year. These accounts are on average outstanding for 1 year and it is common in the industry to consider such accounts current. We normally have these accounts settled between 1.5 years and 2 years.

Expenditures from advances to suppliers and accounts payable increased as a result of incurring expenses relating to construction costs for our new facilities.

We increased our levels of raw materials in inventory to meet our current and projected production needs.

Our advances from customers decreased as we generated larger than normal sales which were settled upon completion of installation. This also contributed to the decrease in accounts receivable compared with the 2005 level.

Investing Activities:

Our cash consumed by investing activities was $ 1,631,464 and $ 373,928 in 2005. We purchased additional production equipment and office equipment. Our rental deposit increased as a result of the expiration of our lease agreement in April 2006 wherein we renewed our lease for a further 3 years until April 2009. As a result of the renewal, we were required to increase our rental deposit.

The acquisitions of the land use right of $ 359,240 represents our final obligation on land we leased for a period of 50 years. The total cost of the lease is $ 1,355,566.

The remaining balance of $ 1,191,776 consists of constructing in progress costs which we incurred for constructing new office and manufacturing facilities. Costs incurred are for land construction costs consisting of removal of previous facilities and other relevant costs required for preparation of the land.

Financing Activities:

Our cash flow provided from financing activities was $ 4,328,135 in 2006 and $ 101,642 in 2005. In 2005 we obtained by shareholder loans and capital contributions from Mr. Yulong Guo. These loans are without stated terms of repayment with interest payable at the rate of 6% per annum.

In 2006, we repaid our shareholder loans by the issuance of 3,000,000 common shares to Mr. Guo and Mrs. Chen and 5,000,000 preferred shares to Mr. Guo.

We received $ 375,852 capital contributions from Science.

Material Commitments

We do not have any material commitments for capital expenditures other than what discussed relating to construction of our new facilities. We have title to all our capital assets consisting of production equipment, automobiles, and office equipment.

We have lease commitments effective July 31, 2004 through April 30, 2009 for the lease of our Principal Business Office described below under "Description of Property". Lease payments are approximately $ 10,227 per month.

The minimum future rental payments required under the above operating lease are as follows:

2007	$122,725
2008	$122,725
2009	$40,908

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors Asia Electrical Power International Group, Inc.

I have audited the accompanying consolidated balance sheet of Asia Electrical Power International Group, Inc. as of December 31, 2006, and the related consolidated statements of Income and comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asia Electrical Power International Group, Inc. as of December 31, 2006, and the results of its operations and cash flows for the years ended December 31, 2006 and 2005 in conformity with U.S. generally accepted accounting principles.

/s/Robert G. Jeffrey

ROBERT G. JEFFREY, Certified Public Accountant

April 2, 2007 Wayne, New Jersey

-F1-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS
Current Assets:
Cash	$2,087,766
Accounts receivables, net of provision for doubtful accounts	1,878,453
Other receivables	151,447
Advances to suppliers	1,743,538
Inventory	1,826,681
Total current assets	7,687,885
Fixed Assets:
Land use right	1,355,566
Production equipment	161,682
Office equipment	85,061
Vehicles	304,277
Construction in progress	1,191,776
3,098,362
Less accumulated depreciation	274,662
Net fixed assets	2,823,700
Other Assets:
Rental deposit	27,456
Deferred taxes recoverable	40,446
Total other assets	67,902
Total Assets	$10,579,487

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 2,815,319
Advances from customers	706,004
Accrued liabilities	117,676
Other liabilities	42,224
Total current liabilities	3,681,223

Minority interest	373,894

Stockholders' Equity:
Common stock: authorized 150,000,000 shares of $0.001
par value; issued and outstanding 51,000,000 shares	51,000
Preferred stock: authorized 5,000,000 shares of $ 0.001 par
value; issued and outstanding 5,000,000 shares	5,000
Capital in excess of par value of common stock	1,451,260
Capital in excess of par value of preferred stock	3,995,000
Retained earnings	792,904
Earnings appropriated for statutory reserves	190,025
Accumulated other comprehensive income	39,181
Total stockholders' equity	6,524,370
Total Liabilities and Stockholders' Equity	$10,579,487
The accompanying notes are an integral part of these financial statements.
-F2-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2006 and 2005

	2006	2005

Revenue	$8,080,641	$6,840,242
Cost of Sales	6,654,826	5,884,153
Gross Profit	1,425,815	956,089

Expenses:
Selling and Administrative Expenses	897,626	792,072
Operating Income	528,189	164,017

Other Income and Expense:
Other Income	42,613	86,019
Subsidy Income	-	112,013
Interest Expense	(30,007)	(40,378)
Other Expense	(12,784)	(11,388)
Minority Interest	1,958	-

Income Before Income Taxes	529,969	310,283

Provision for Income Taxes:
Current Provision	60,983	56,146
Less Accrual of Deferred Tax Asset	(8,449)	(31,997)
Net Tax Provision	52,534	24,149

Net income	477,435	286,134

Other comprehensive income - foreign currency
translated adjustments	35,543	3,638

Total comprehensive income	$ 512,978	$ 289,772

Income Per Share -
Basic and Diluted	$ .02	$ .01

Weighted average
Number of shares
Outstanding	26,250,000	24,000,000

The accompanying notes are an integral part of these financial statements.

-F3-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2006, and 2005

				Capital in			Capital in			Accumulated
		Common Stock		Excess of	Preferred Stock		Excess of	Statutory	Retained	Other
		Shares	Amount	Par Value	Shares	Amount	Par Value	Reserve	Earnings	Comprehensive	Total
										Income

Balance January 1, 2005		24,000,000	24,000	666,341				77,111	142,249		909,701

Interest imputed on				44,230							44,230
shareholder loan
Additional capital				17,689							17,689
contributions
Net income for									286,134	3,638	289,772
period
Allocation of								42,623	(42,623)		3,638
statutory	reserve

Balance, December		24,000,000	24,000	728,260	-	-	-	119,734	385,760	3,638	1,261,392
31, 2005
Issuance of stock split		24,000,000	24,000	(24,000)
Issuance of common		3,000,000	3,000	747,000							750,000
shares
Issuance of preferred					5,000,000	5,000	3,995,000				4,000,000
shares
Net income for									477,435	35,543	512,978
period
Allocation of								70,291	(70,291)
statutory reserve

Balance, December
31, 2006		51,000,000	$51,000	$1,451,260	5,000,000	$5,000	$3,995,000	$190,025	$792,904	$39,181	$6,524,370

				The accompanying notes are an integral part of these financial statements.

-F4-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005
	2006	2005
CASH FLOWS FROM OPERATIONS:
Net income	$ 477,435	$ 286,134
Charges (credits) not involving the receipt or outlay	of cash:
Depreciation and amortization	80,062	66,412
Interest imputed on shareholder advances	-	44,230
Accrual of deferred tax asset	(8,449)	(4,460)
Provision for minority interest in earnings	(1,958)	-
Changes in assets and liabilities:
Increase in accounts receivable	(355,588)	(647,339)
Increase in other receivables	(85,449)	(1,868)
Decrease (increase) in advances to suppliers	(1,564,330)	28,190
Increase in inventory	(526,371)	(100,716)
Increase in accounts payable	1,127,580	541,093
Decrease in advances from customers	(21,172)	(529,443)
Increase (decrease) in accrued liabilities	(56,782)	83,271
Increase (decrease) in other payables	6,972	(340,798)
Net Cash Consumed By
Operating Activities	(928,050)	(575,294)

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for construction in progress	(1,191,776)	-
Purchases of fixed assets	(68,361)	(129,696)
Increase in rental deposit	(12,086)	-
Acquisition of land use right	(359,240)	(244,232)
Net Cash Consumed By
Investing Activities	(1,631,463)	(373,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	-	61,919
Issuance of common stock	750,000	-
Issuance of preferred stock	4,000,000	-
Advances (repayments) from (to) shareholder	(797,717)	39,723
Capital contribution to minority owned VIE	375,852	-
Net Cash Provided By
Financing Activities	4,328,135	101,642

Cash effect of other comprehensive income	35,543	3,638
Net change in cash	1,804,165	(843,942)
Cash balance, beginning of period	283,601	1,127,543

Cash balance, end of period	$2,087,766	$283,601

The accompanying notes are an integral part of these financial statements

-F5-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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

On January 23, 2003, the Company entered into a Share Exchange Agreement (the Agreement) to exchange 24,000,000 of it shares for all of the equity interests of Shenzhen Naiji Electrical Equipment Co., Ltd. (Naiji), a company incorporated in China. This transaction has been accounted for as a reverse merger, with Naiji treated as the acquiring company. As a result of the merger, prior financial information has been restated. Subsequent to that date, the operations of the Company reflect the combined operations of the Company and Naiji. The Company had no assets or liabilities on the date of the merger, so no allocation of the purchase price was made. As a further result of the merger, the shareholders of Naiji became the shareholders of AIPI.

Shenzhen Naiji Science and Technology Co. Ltd. (Science) is a corporation organized during 2006 under the laws of China. It is considered a Variable Interest Entity (VIE) under the provision of FASB Interpretation No. 46R (FIN 46R), "Variable Interest Entities," as its sole shareholder is the president of Naiji and a principal shareholder of AEPI. Its principal activity has been raising capital and making advances to or on behalf of AEPI.

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
December 31, 2006

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Statements

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Naiji, and the accounts of Science. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash

For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

Concentrations Of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. However all Company assets are located in China, and Company cash balances are on deposit at a financial institution in China, the currency of which is not free trading. Foreign exchange transactions are required to be conducted through institutions authorized by the Chinese government and there is no guaranty that Chinese currency can be converted to U.S. or other currencies.

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

Fair Value Of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash, accounts receivable, other receivables, advances to suppliers, accounts payable, accrued liabilities, and other liabilities, approximate their fair values at December 31, 2006.

-F7-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

2.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Inventories

Inventories are valued at the lower of cost or market, with cost being determined on the first in first out basis.

At December 31, 2006 inventories consisted of the following:

Raw materials	$1,068,819
Work in process	381,034
Finished goods	376,828
Total	$1,826,681

Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed using the straight line method, with lives of ten years for production equipment and five years for office furniture and equipment and for automobiles.

Income Taxes

Naiji generates its income in China where Value Added Tax, Income Tax, City Construction and Development Tax and Education Surcharge taxes are applicable. Neither AEPI, Naiji, nor Science conduct any of its operations in the U.S.; therefore, U.S. taxes are not applicable.

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

Advertising Costs

The Company will expense advertising costs when the advertisement occurs. Approximately $51,000 of advertising costs were incurred during 2006, and $15,000 were incurred in 2005.

Allowance For Doubtful Accounts

Provisions are periodically made for doubtful accounts based on evaluation of the ages of the items making up the accounts receivable balances and their creditworthiness.

-F8-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

2.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Other Comprehensive Income

The Company reports as other comprehensive income revenues, expenses, and gains and losses that are not included in the determination of net income. Resultant gains during the years 2006 or 2005 amounted to $31,905 and $3,638, respectively.

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

Net Income Per Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net income per common share are computed by dividing the net income available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The number of weighted average shares outstanding as well as the amount of net income per share are the same for basic and diluted per share calculations for all periods reflected in the accompanying financial statements. At December 31, 2006, there were no options outstanding.

Segment Reporting

Management will treat the operations of the Company as one segment.

-F9-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

2.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Research and Development

Research costs are expensed as incurred. Development costs are also expensed unless, in the Company's view, they meet specific criteria related to technical, market and financial feasibility, in which case they are deferred and amortized. Amortization is calculated on a straight-line basis over the expected lives of the related products. Through December 31, 2006, the Company had not incurred any research costs which would be required to be amortized. Research and development expenses in 2006 were approximately $16,000 and in 2005 were approximately $12,000.

3.                STATUTORY RESERVE

The Company allocates 10% of its previous year's after tax profits, if any, to the Statutory Reserve Fund and 5% to the Statutory Public Welfare Fund as determined from year to year. These funds are allocated appropriately until reserves reach 50% of Paid in Capital.

4. ACCOUNTS RECEIVABLE

The balance of accounts receivable has been reduced by a provision for doubtful accounts in the amount of $302,973.

5. LAND USE RIGHT

On September 7, 2004, Naiji entered into an agreement to lease 3.77 hectares of land from the Government of China for a period of 50 years. The total lease price at the time was $ 1,074,420. Later, Naiji was required to make additional payment to compensate the former owners for loss of business use of the land. As a result, the total cost was increased to $1,355,665. This amount has been fully paid.

6. RELATED PARTY TRANSACTIONS

Our shareholders advanced $2,816,513 to Naiji, $2,018,797 of it during 2006 and $39,723 during 2005. These advances were subsequently repaid by the issuance of 3,000,000 common shares and 5,000,000 preferred shares.

The president of Naiji provides office space in Vancouver without charge. If rent were charge for this space, it would be insignificant.

-F10-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

7.                   RENTALS UNDER OPERATING LEASES

The Company conducts its operations from its principal business office in Shenzhen China. This space is leased under an operating lease which expires in April 2009. The Company also has administrative branch offices throughout the China region and this space is rented from month to month. Rental expense during 2006 and 2005 was $101,962 and $94,007, respectively.

A Vancouver office is provided by the president of Naiji, which to date has been rent free. If rent were charged for this space, it would be insignificant.

The minimum future rental payments required under the above operating lease are as follows:

2007	$122,725
2008	$122,725
2009	$40,908

8.                  INCOME TAXES

A reconciliation of the tax calculated by applying the Chinese statutory tax rate to pretax income with the provisions for income taxes is presented below.

	2006	2005
Tax calculated using statutory rate	$79,202	$47,088
Increase attributable to nondeductible expense	8,411	9,058

Tax provision	87,613	56,146
Less accrual of deferred tax asset	(8,449)	(31,997)

Net provision	$52,534	$24,149

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the asset will not be realized. The Company has provided in 2006 for a number of expenses on the books which are different in timing from their deductibility for income taxes. The principal item among them is a provision for bad debts. The tax effects of these expenses have been accrued as deferred tax assets.

-F11-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

9. EXPENSES

Major items included in Selling & Administrative expenses were the following:

	2006	2005

Transportation	$128,157	$ 83,359
Travel and Promotion	150,092	127,191
Technical Support and warranty	23,980	54,633
Marketing	51,323	17,707
Salaries, benefits and dues	253,899	226,183
Depreciation and amortization	64,653	64,208
Occupancy	101,962	94,007
Office and Utilities	31,768	38,407
Other	86,628	86,376
Total Expenses	$892,462	$792,071

10.                SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest during either of the periods presented.

Cash was paid for income taxes in the amounts of $ 22,355 in 2006 and $62,350 in 2005. There were no non cash investing or financing activities during either of the periods presented.

11.                RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

None of the recently adopted accounting pronouncements will have a material affect on the Company financial position, results of operations, or cash flows.

12. CONTINGENCIES

Consistent with business practices in China, the Company carries no insurance except for auto insurance.

-F12-

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

None.

ITEM 8A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose, except as noted below under "Changes in Internal Controls."

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

ITEM 8B.	OTHER INFORMATION
None.
PART III
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our directors, executive officers and certain key employees as of December 31, 2006:

Name	Age	Position	Period Serving	Term (1)
Yulong Guo	45	CEO, President, Director,	September 1, 2006 -		1 year
		Treasurer	August 31, 2007

Xiaoling Chen	41	Secretary, Chief	September 1, 2006 -
		Accounting Officer	August 31, 2007		1 year

Dudley Delapenha	74	Director	September 1, 2006 -
			August 31, 2007		1 year

Duties, Responsibilities and Experience

Yulong Guo is our CEO, President, Director, and Treasurer. Mr. Guo was appointed as President in August 2002 and is responsible for implementing our investment projects, financial budgets and forecasts, overseeing research and development and human resources and marketing.

Mr. Guo is also responsible for our overall direction and various initiatives as needed from time to time in maintaining our company. Mr. Guo is currently overseeing our marketing and public relations efforts in maintaining current customers and attracting new clientele.

From our inception in 1997 to August 2002, Mr. Guo was our General Manager and was responsible for research and development.

From November 1983 through May 1992 Mr. Guo worked with Shenzhen Far East Biscuit (China) Company as the Manager of Delivery and Storage Department responsible for logistics. The company was engaged in production and sales of the "Kangyuan" brand biscuit.

From March 1993 through May 1997 Mr. Guo worked with Shenzhen Tongke Real Estate Co., Ltd. as General Manager and was responsible for running day-to-day operations and the company's financial management.

Mr. Yulong Guo received his associate degree in Electrical Mechanisms in 1980 from the Military Collage of the Chinese People's Liberation Army.

Xiaoling Chen is our Secretary and Chief Accounting Officer. Mrs. Chen has been our Administrative Manager since 2000. Her responsibilities include general and administrative work, marketing and communications, and human resources. Mrs. Chen also manages the staff and is also responsible for ensuring that operations are run efficiently.

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

Mrs. Chen received an associate degree in Business Administration from the University of Zhongshang in 1994. In 1995 Mrs. Chen held the "Political and Ideological" post, a certification of Office Administration Procedures and Communications and continues to hold this post to date.

There are no arrangements or understandings between any of our directors or executive officers, pursuant to which either was selected to be a director or executive officer, nor are there any family relationships among any of our directors and officers. Directors and executive officers are elected by the Board of Directors on an annual basis.

Dudley Delapenha was appointed as a director effective December 21, 2006. Mr. Delapenha is currently performing the equivalent functions of an audit committee, who has not been determined to be an "audit committee financial expert." See below.

From 1998 to 2000, Mr. Delapenha was the marketing director for Avani Water Corporation, of Vancouver, British Columbia, a bottled water manufacturer company, where he was responsible for all marketing initiatives for the organization. From 2001 through 2003, Mr. Delapenha was the President of Key Elements Consulting, specializing in marketing and business plans preparation for various clients.

Mr. Delphenha is the director, CEO and CFO of one other reporting issuer, being Smokers Lozenge Inc.

Mr. Delphenha does not have a family relationship with any other director or executive officer of the Company.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Involvement In Legal Proceedings

To the best of our knowledge, there is no material proceeding to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company or any of its subsidiaries.

To the best of our knowledge, during the past five years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any property or business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities or banking activities; or (4) being found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Investor Relations

We have engaged an investor relations professional, Equicom Management Corporation ("Equicom"). EquiCom is a consultancy specializing in financial communications and investor information for emerging growth companies, headquartered in Vancouver, B.C., Canada, with an office in New York, N.Y. EquiCom is assisting the preparation of its required English-language documents including all communications submitted to the NASD through our market maker and ongoing liaison with broker-dealers. The professional services of EquiCom were engaged by us July 2005 for a contract fee of US$5,000 per month commencing on August 15, 2005. EquiCom is preparing a program on behalf of us to generate awareness across the investment community including producing all appropriate due diligence documentation necessary and will be our ongoing representative North America for purposes of corporate liaison with shareholders and investors.

Audit Committee

We do not currently have a standing audit committee. The Company's Chief Executive Officer is actively researching candidates for membership on the Board of Directors who would be "independent" and who, accordingly, could serve on an audit committee. The board member who is currently performing the equivalent functions of an audit committee is Dudley Delapenha, who has not been determined to be an "audit committee financial expert."

Audit Committee Financial Expert

We do not have an audit committee financial expert serving on the audit committee. Under the applicable Securities and Exchange Commission standard under Item 401(e) of Regulation S-B, an audit committee financial expert means a person who has the following attributes:

  An understanding of generally accepted accounting principles and financial statements;
  The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;
  Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities;
  An understanding of internal controls and procedures for financial reporting; and
  An understanding of audit committee functions.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of the its common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. As of the year ended December 31, 2006, our officers and directors and person who own more than 10% of our common stock filed timely section 16 related forms.

Code of Ethics

We do not have a code of ethics and expect to develop a code of ethics in the next 12 months.

Material Changes to Nominations by Security Holders of Director Candidates

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the small business issuer's board of directors.

DIRECTORS' COMPENSATION

Our Directors are paid on a salary basis and do not receive compensation for serving on the Board of Directors. Directors are reimbursed for any expenses incurred on behalf of the Company.

ITEM 10. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2006 and December 31, 2005.

			LONG TERM COMPENSATION
						RESTRICTED
						OPTION
					OTHER ANNUAL	STOCKS/PAYOUTS	SARS	LTIP	ALL OTHER
NAME	TITLE	YEAR	SALARY	BONUS	COMPENSATION	AWARDED	($)	COMPENSATION	COMPENSATION

Yulong	President,	2006	$5,800	-0-	-0-	-0-	-0-	-0-	-0-
Guo	CEO and
	Director
		2005	$5,800-	-0-	-0-	-0-	-0-	-0-	-0-

Xiaoling	Secretary,	2006	$4,400	-0-	-0-	-0-	-0-	-0-	-0-
Chen	CAO and
	Director
		2005	$4,400	-0-	-0-	-0-	-0-	-0-	-0-

We presently do not have any compensation agreement with either Mrs. Guo or Ms. Chen.We do not pay to our  directors any compensation for each director serving as a director on our board of directors.

The salaries paid to Mr. Guo and Mrs. Chen were initially based upon salary industry guidelines determined by the market; however, as market rates for such salaries increased over time, Mr. Guo and Mrs. Chen waived their salary increases for the purpose of retaining funds in the Company in order to meet working capital needs.

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
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of April 16, 2007 certain information regarding the beneficial ownership of our common stock by:

1.	each person who is known us to be the beneficial owner of more than 5% of the common stock,

2.	each of our directors and executive officers, and

3.	all of our directors and executive officers as a group.

The persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

As of April 16, 2007, 51,000,000 shares with a par value of $0.001 per share were issued and outstanding. We are authorized to issue 150,000,000 shares with a par value of $0.001 per share.

	Name and Address	of Amount and Nature of
Title of Class			% Class (1)
	Beneficial Owner	Beneficial Owner
Officers and Directors:
Common Stock	XiaoLing Chen	5,300,000	10.39%

	No. 16, Nanhai Rose Garden,
	Shekou, Nanshan District,
	Shenzhen, Guangdong
	Province, China

Common Stock	YuLong Guo	23,925,100	46.91%

	No. 9 Nanhai Rose Garden,
	Shekou, Nanshan District,
	Shenzhen, Guangdong
	Province, China

Officers and Directors as a Group		29,225,100	57.3%

5% Shareholder:
Common Stock	Ying Yang	4,600,000	9.02%
	A201, Xiangjingge, Xianqi
	Garden, Baishizhou, Shenzhen
	City, Guangdong Province,
	China

Total Officers, Directors and		33,825,100	66.32%
5% shareholder

(1) Based on 51,000,000 shares outstanding as of April 16, 2007.

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

On December 22, 2006, 5,000,000 shares of preferred stock, par value $0.001, were allotted and issued to our President, Yulong Guo for repayment of shareholder loans.

A further 2,500,000 shares of common stock were allotted and issued to Yulong Guo and 500,000 shares issued to Xiaoling Chen. These shares were issued for repayment of shareholder loans.

As of December 31, 2006, we received a $ 375,852 capital contribution from Science.

Corporate Governance - Director Independence

The Company's stock is quoted on the Over The Counter Bulletin Board, which does not have director independence requirements. Under Item 407(a) of Regulation S-B, the Company has chosen to measure the independence of its directors under the definition of independence used by the American Stock Exchange, which can be found in the AMEX Company Guide, 121(A)(2) (2007). Under such definition, none of the directors of the Company is independent, because the Company's board of directors cannot affirmatively determine that any of its directors does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the Company's last two fiscal years:

	2006	2005
Audit fees	$ 24,000	$ 24,000
Audit-related fees	5,000	5,000
Tax fees	-	-
All other fees	5,000	5,000

Total	$ 34,000	$ 34,000

All of the professional services rendered by principal accountants for the audit of the our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

Maintaining Principal Accountant's Independence

The board of directors has considered whether the provision of the services described below are compatible with maintaining the principal accountant's independence and believes that such services do not compromise that independence.

SIGNATURES

     In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

Date:	April 16, 2007
/s/ Yulong Guo
By:
Yulong Guo
President, Chief Executive Officer and Director

/s/ Xiaoling Chen
By:
Xiaoling Chen
Secretary, Chief Accounting Officer

     In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yulong Guo	President, Chief Executive Officer	April 16, 2007
and Director
Yulong Guo

/s/ Xiaoling Chen	Secretary & Chief Accounting Officer	April 16, 2007
Xiaoling Chen