Form 10QSB
period 2007-03-31
Asia Electrical Power International Group, Inc.
filed 2007-05-15
CIK 1306046

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 ________________ FORM 10-QSB ________________

 | X |  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

   | | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to Commission file number 000-51787 ________________

ASIA ELECTRICAL POWER
INTERNATIONAL GROUP INC.
(Exact name of small business issuer as specified in its charter)
________________

NEVADA (State or other jurisdiction of incorporation or organization)	98-0522960 (IRS employer Identification No.)

6130 Elton Avenue, Las Vegas, Nevada, 89107 (Address of principal executive offices)

702-216-0470 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |   |

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act.): Yes | | No |X|

As of March 31, 2007, 51,000,000 shares of the issuer's Common Stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes |   | No |X|

Item 1. FINANCIAL STATEMENTS

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

Consolidated Financial Statements MARCH 31, 2007 (Prepared Without Audit) -F1-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED BALANCE SHEETS

	Three Months Ended	Year Ended December
ASSETS	March 31, 2007	31, 2006
	(Unaudited)	(Audited)
Current Assets:
Cash	$1,553,953	$2,087,766
Accounts receivables	1,575,456	1,878,453
Other receivables	208,087	151,447
Advances to suppliers	2,345,445	1,743,538
Inventory	2,062,030	1,826,681
Total current assets	7,744,971	7,687,885
Fixed Assets:
Land use right	1,355,566	1,355,566
Production equipment	161,487	161,682
Office equipment	126,740	85,061
Vehicles	271,290	304,277
Construction in progress	1,191,776	1,191,776
	3,106,859	3,098,362
Less accumulated depreciation	295,600	274,662
Net fixed assets	2,811,259	2,823,700
Other Assets:
Rental Deposit	27,456	27,456
Deferred taxes recoverable	37,616	40,446
Total other assets	65,072	67,902
Total Assets	$10,621,302	$10,579,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,772,496	$2,815,319
Advances from customers	524,825	706,004
Accrued liabilities	91,742	117,676
Other liabilities	34,460	42,224
Shareholder advances	192,734
Total current liabilities	3,616,256	3,681,223
Minority interest	369,285	373,894

Stockholders' Equity:
Common stock: authorized 150,000,000 shares of
$0.001 par value; issued and outstanding 51,000,000	51,000	51,000
Preferred stock: authorized 5,000,000 shares of $ 0.001 par
value; issued and outstanding 5,000,000 shares	5,000	5,000

Capital in excess of par value of common stock	1,451,260	1,451,260
Capital in excess of par value of preferred stock	3,995,000	3,995,000
Retained Earnings	851,493	792,904
Comprehensive Income	81,683	39,181
Earnings appropriated for statutory reserves	200,325	190,025
Total Stockholders' equity	6,635,761	6,524,370
Total Liabilities and Stockholders' Equity	$10,621,302	$10,579,487

The accompanying notes are an integral part of these financial statements.
-F2-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2007 and 2006
(Prepared Without Audit)

		2007	2006

Revenue		$1,939,482	$1,406,524
Cost of Sales		1,580,326	1,091,111
Gross Profit		359,158	315,413

Expenses:
Selling and Administrative Expenses		294,211	193,458
Operating Income		64,947	121,955

Other Income and Expense:
Other Income		6,831	1,905
Other Expense		(7,499)	(15,534)
Minority Interest		4,610	0

Income Before Income Taxes		68,889	108,326

Provision for Income Taxes:
Current Provision		-	(10,000)
Realized Deferred Tax Asset		-	(31,997)
Income Tax Recovery			27,068
Net Tax Provision		-	(14,929)

Net income for the period		$68,889	$93,397

Allocation of Statutory Reserve		(10,300)	(18,810)

Retained earnings, beginning		792,904	387,422
Retained earnings, end of period		$851,493	$462,009
Income Per Share -
Basic and Diluted		$0.03	$ 0.02

Weighted average number of shares Outstanding		33,000,000	24,000,000

The accompanying notes are an integral part of these financial	-F3-
statements.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Prepared Without Audit)

	2007	2006
CASH FLOWS FROM OPERATIONS:
Net income	68,889	93,397
Charges not requiring the outlay of cash:
Depreciation and amortization	20,938	19,021
Provision for minority interest in earnings	(4,610)	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	302,997	(319,289)
Increase in other receivables	(56,640)	(57,388)
Decrease (increase) in advances to suppliers	(601,907)	18,767
Increase in inventory	(235,349)	(230,700)
Increase (decrease) in accounts payable	(42,823)	285,789
Decrease in advances from customers	(181,179)	(82,320)
Decrease in other payable	(7,764)	(54,233)
(Decrease) in accrued liabilities	(25,934)	-
Decrease in deferred taxes	2,830	31,997
Net Cash Consumed By
Operating Activities	(760,552)	(294,959)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(8,497)	(7,472)
Deposit on land	-	(209,710)
Net Cash Consumed By
Investing Activities	(8,497)	(217,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	192,734	441,785
Net Cash Provided By
Financing Activities	192,734	441,785

Effect of exchange rate changes on cash	42,502	3,077
Net change in cash	(533,813)	(67,279)
Cash balance, beginning of period	2,087,766	283,601
Cash balance, end of period	$1,553,953	$216,322

The accompanying notes are an integral part of these financial statements.	-F4-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Asia Electrical Power International Group Inc. ("the Company") as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2006.

2. SHAREHOLDER ADVANCES

To assist with financing an expansion of Company facilities, the president of the Company advanced $192,734 during the three months ended March 31, 2007. This advance is due on demand and bears interest of 6% per annum.

3. INCOME TAXES

The Company was granted an exemption from income taxes during the March 2007 period. Such exemptions are available to Chinese enterprises located in identified economic zones. This exemption is for a period which will end in 2008.

-F5-

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

Shenzhen Naiji Science and Technology Co. Ltd. (Science) is a corporation organized during 2006 under the laws of China by our President, Mr. Yulong Guo. It is considered a Variable Interest Entity (VIE) under the provision of FASB Interpretation No. 46R (FIN 46R), "Variable Interest Entities," as its sole shareholder is Mr. Guo. Its principal activity has been raising capital and making advances to or on behalf of the Company. As of December 31, 2006, we received a $ 375,852 capital contribution from Science and as of March 31, 2007, we received $ 192,734 in shareholder loans from Science.

For the 3 months ended March 31, 2007 and 2006, we generated a profit of $ 68,889 and $93,397, respectively.

Advertising and marketing strategy

Our main marketing strategies to target our markets are based on:

1.	The efforts of our sales staff in our marketing department and branch offices located throughout the region to obtain new customers. Members of our top management oversee the efforts of our sales staff and make adjustments to our marketing strategy as appropriate in response to market conditions. Top management approves all marketing strategies carried out by our sales staff. Top management, on a monthly basis, reviews regional market reports of each branch office and makes adjustments to marketing strategies as market conditions vary in each region if necessary. In addition to marketing to traditional commercial/residential customers, we also keep abreast of news and development in rural areas where contracts will be awarded to supply equipment for all aspects of electrical network implementation by the PRC.

2.	Effective client relations management directed through top management to maintain the current customer base and to encourage referrals through these customers. In maintaining customer relations, our sales staff in our branch offices offer technical support, tend to customer service matters and arrange for on site visits from our technical staff to follow up on questions or concerns the customer may have.

3.	Continuous enhancement of product quality and new product development.

4.	Marketing campaigns launched throughout the PRC through the use of promotional materials, advertising in trade magazines and billboards and at trade exhibitions.

Management believes that such marketing strategies have been effective in our achieving desired levels of revenues and therefore implementation of these strategies has been consistent.

We also participate in industry exhibitions and trade fairs to be held in Harbin, Shenyang, Beijing, Guangzhou, Jinan, Nanning and Shanghai.

Our target markets are:

-	Residential and commercial developers or contractors who may require expansion of existing power systems to new areas.

	o	Our sales staff regularly keeps in contact with developers and contractors for future referrals to service any new development projects.

	o	Our staff also seeks new developers and contractors within their region via referrals from existing customers, or community resources (newspapers, trade magazines, etc.).

-	Wholesale manufactures who may make bulk purchases.

	o	We may offer a discount on bulk purchases if we receive referrals. Manufacturers may use promotional material supplied by us in their efforts to promote our products to their customer base.

-	Electrical equipment installation companies who may refer us to potential customers.

	o	Installation companies who are also licensed electricians appointed by government authorities also have their own customer base from which we may receive referrals

	o	We use a variety of installation companies as our products require installation by these licensed electricians and by disbursing our installation hires throughout the region; we introduce our products to these electricians who may refer our products to their customers.

-	Electrical Bureaus of urban and rural cities who may award contracts to us to service various existing or new transportation developments such as airports, subway stations, etc. They may also require certain areas to be networked in order to distribute power to these areas.

	o	We keep abreast of new rural and urban developments and bid on contracts to service these areas which require development or expansion.

Much of our marketing effort is designed to generate referrals from existing customers. We place emphasis on providing what we believe to be a higher lever of customer service, specifically relating to our on site visits, and technical support.

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

Results of Operations

Three months ended March 31, 2007, compared to three months ended March 31, 2006.

We generated revenues for the three months ended March 31, 2007, 2006 of $ 1,939,482 and $ 1,406,524, respectively. The increase was attributed to establishing additional branch offices and sales staff devoted solely to marketing of our products in various areas. Our selling and administrative expenses consist of the following:

	2007	2006	Change	% Change
Salaries, benefits and dues	140,613	59,928	80,685	135%
Office and utilities	35,564	30,053	5,511	18%
Travel and promotion	30,659	17,463	13,196	76%
Transportation	29,092	34,216	(5,124)	(15)%
Depreciation	15,939	15,823	116	1%
Occupancy	15,456	11,843	3,613	31%
Marketing	6,194	12,681	(6,487)	(51)%
Technical support & warranty	5,531	3,808	1,723	45%
Other	15,163	7,532	7,631	101%

Total expenses	$ 294,211	$ 193,348	$ 100,863	52%

Salaries increased as a result of bonuses paid to employees and also retaining additional staff in branch offices.

Office and Utilities costs increased as a result of establishing additional branch offices.

Our Travel and Promotion costs were increased as a result of market research efforts, surveying north eastern and western markets. Promotion costs consist of functions held for current and prospective customers for the purpose of maintaining good client relations with current customers while providing an opportunity to generate interest by prospective customers. We hope to generate referrals through our existing customer base.

Transportation expense consists of delivery to customers and travel to and from such locations for follow up and on call visits for technical support. Such costs increased as a result of the PRC imposing further taxes on fuel and new fees per transportation unit based on the vehicle weight. These fees were imposed to generate the funds for improvements of roads. Costs for the 1st quarter decreased as a result of negotiating a fixed rate for our transportation costs outside of Guandong Province.

Occupancy expense is not expected to fluctuate as monthly payments are predetermined as per our lease agreement and any deviation from such amounts are as a result of increases to maintenance or common area costs. Our office and manufacturing facilities are leased from July 31, 2004 until April 30, 2006 wherein a new lease was negotiated with our lease to expire April 30, 2009. Our occupancy cost per month increased by approximately 30% to reflect the change in the market conditions which have allowed occupancy costs in the area to increase. We expect our new facilities to be completed September 2007. The rental market for the facilities we currently occupy is expected to increase and we will examine sub letting opportunities mid 2007.

Marketing costs decreased as we are in the process of negotiating with various marketing agencies. These negotiations are expected to be finalized by the end of the 2nd quarter.

Warranty costs increased as a result of various on site visits initiated by management to ensure the customer's satisfaction. Should any warranty claims made are a result of product defect, we will continuously monitor and make improvements to our product line.

Liquidity and Capital Resources

As of March 31, 2007, we had a positive working capital of $ 4,128,713.

Not including our plans for construction of new office facilities, over the next 12 months, we will require approximately $8,800,000 to sustain our working capital needs as follows based on projected yearly sales of $ 10,500,000:

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

As of December 31, 2006, we received $ 375,852 capital contributions from Science and as of March 31, 2007, we received $ 194,734 in shareholder loans from Science.

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

New Manufacturing Facilities

As of March 31, 2007, we incurred construction costs in the amount of $ 1,191,776 for excavation and land leveling, surrounding roadwork and design/architectural fees. We estimate the completion date to be September 2007. Funding for this project will be through shareholder loans and bank loans. Our new facilities will occupy 300,000 square feet with 158,000 square feet of new manufacturing facilities. New facilities will be approximately 5 times the size of existing facilities and as such will have the capabilities of meeting production requirements based on our projected levels of sales in the next 3 years.

We will be occupying our office space at 28th Building, Lishan Industrial Zone, Xinghai Road, Nanshan District, Shenzhen, until construction of our new facility is completed.

Cash Flows Operating Activities:

Net Cash consumed by operating activities were $ 760,552 in 2007 compared to $ 294,959 in 2006 and are summarized as follows:

	2007	2006
Net Income	$ 68,889	$ 93,397
Decrease (increase) in accounts receivable	302,997	(319,289)
Decrease (increase) in advances to suppliers	(601,907)	18,767
Increase in inventory	(235,349)	(230,700)
Increase (decrease) in accounts payable	(42,823)	285,789
Decrease in advances from customers	(181,179)	(82,320)
Other	(71,180)	(60,603)
Net Cash Consumed By Operating Activities	$ (760,552)	$ (294,959)

We collected a majority of accounts which were older than 2 years. In anticipation of sales levels for the 2nd quarter ended, we replenished our inventory levels to fulfill such orders. The increase in prepayments to suppliers and accounts payable were as a result of costs incurred for construction of our new manufacturing facilities. During the quarter there was a decrease in payments by customers however we expect levels of prepayments to increase in the next quarter.

Net Cash consumed by investing activities in 2007 were $ 8,497 which was used to purchase office equipment for our branch offices. Deposits were made on the land we leased in September of 2004 for which our President provided the necessary funding.

Net Cash provided by financing activities in 2007 were $ 193,734 as result of shareholder loans provided by Science.

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

The majority of our estimates do not vary over time and are not expected to change in the future with the exception of allowance for doubtful accounts. The normal collection period for accounts receivable is between 1.5 and 2 years; however the timing collection of accounts vary significantly and therefore estimates of doubtful accounts are not as accurate compared to other operations which have a shorter normal collection period of, for example, net 30 days.

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

Our insiders, being the directors, officers and principal shareholders, own an aggregate of approximately 57.3% of our outstanding shares. As a result, the insiders will be able to control the outcome of all matters requiring stockholder approval and will be able to elect all of our directors. Such control, which may have the effect of delaying, deferring or preventing a change of control, is likely to continue for the foreseeable future and significantly diminishes control and influence which future stockholders may have in AEPI.

Item 3. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer/Chief Accounting Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Chief Executive Officer/Chief Accounting Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's first fiscal quarter ended March 31, 2007, the Company's Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
our name to"Keiji International Group Inc." (1)
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

B) Reports on Form 8-K

Form 8-K Filed on January 8, 2007 reporting the following items:

Item 3.02: Unregistered Sales of Equity Securities

Item 3.03: Material Modifications to Rights of Security Holders

Item 5.02: Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers Item 5.03: Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year Item 9.01: Financial Statements and Exhibits

Form 8K/A was filed on January 29, 2007 to correct errors on Form 8K filed on January 8, 2007.

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASIA ELECTRICAL POWER
INTERNATIONAL GROUP INC.
Date:	May 14, 2007
/s/ Yulong Guo
By:
Yulong Guo
President, Chief Executive Officer and Director

/s/ Xiaoling Chen
By:
Xiaoling Chen
Secretary, Chief Accounting Officer