Form 10QSB
period 2007-06-30
Asia Electrical Power International Group, Inc.
filed 2007-08-17
CIK 1306046

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 ________________ FORM 10-QSB

| x |  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of June 30, 2007, 51,959,692 shares of the issuer's Common Stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes |   |   No | x |

Item 1. FINANCIAL STATEMENTS

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

Consolidated Financial Statements JUNE 30, 2007 (Prepared Without Audit) -F1-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED BALANCE SHEETS

	Six Months	Year Ended
	Ended June 30,	December 31,
ASSETS	2007	2006
Current Assets:	(Unaudited)	(Audited)
Cash	$2,979,423	$2,087,766
Accounts receivables	1,859,226	1,878,453
Other receivables	202,112	151,447
Advances to suppliers	2,918,175	1,743,538
Inventory	1,957,263	1,826,681
Total current assets	9,916,199	7,687,885
Fixed Assets:
Land use right	1,355,566	1,355,566
Production equipment	164,308	161,682
Office equipment	96,216	85,061
Vehicles	310,423	304,277
Construction in progress	1,596,079	1,191,776
	3,522,592	3,098,362
Less accumulated depreciation	316,368	274,662
Net fixed assets	3,206,224	2,823,700
Other Assets:
Rental Deposit	27,456	27,456
Deferred taxes recoverable	40,446	40,446
Total other assets	67,902	67,902
Total Assets	$13,190,325	$10,579,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,454,210	$2,815,319
Advances from customers	472,290	706,004
Accrued liabilities	84,436	117,676
Other liabilities	39,206	42,224
Shareholder advances	195,424	-
Total current liabilities	3,245,566	3,681,223
Minority interest	373,894	373,894
Total Liabilities	3,619,460	4,055,117
Stockholders' Equity:
Common stock: authorized 150,000,000 shares of
$0.001 par value; issued and outstanding 51,959,693
and 51,000,000, respectively	51,960	51,000
Preferred stock: authorized 5,000,000 shares of $ 0.001 par
value; issued and outstanding 5,000,000 shares	5,000	5,000
Paid in capital -- stock options	1,908,333	-
Capital in excess of par value	8,062,643	5,446,260
Retained Earnings (Deficit)	(845,668)	792,904
Accumulated other comprehensive income	198,572	39,181
Earnings appropriated for statutory reserves	190,025	190,025
Total Stockholders' equity	9,570,865	6,524,370
Total Liabilities and Stockholders' Equity	$13,190,325	$10,579,487
The accompanying notes are an integral part of these financial statements.
-F1-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Month Periods Ended June 30, 2007 and 2006
(Prepared Without Audit)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Revenue	$4,647,195	$3,140,055	2,707,712	1,733,531
Cost of Sales	3,799,935	2,622,900	2,219,610	1,531,789
Gross Profit	847,260	517,155	488,102	201,742

Expenses:
Selling and Administrative Expenses:
Stock Options Issued for Services	1,908,333	-	1,908,333	-
Other Selling and Administrative Expenses	579,266	435,782	291,925	181,073
Total	2,487,599	435,782	2,200,258	181,073

Operating Income (Loss)	(1,640,339)	81,373	(1,712,156)	20,669

Other Income and Expense:
Other Income	9,650	42,830	2,819	58,867
Other Expense	(7,883)	(15,695)	(384)	(161)

Income (Loss) Before Income Taxes	(1,638,572)	108,508	(1,709,721)	79,375

Provision for Income Taxes:
Current Provision	-	(28,303)	-	(3,014)

Net Income (Loss) for the Period	(1,638,572)	80,205	(1,709,721)	76,361

Other Comprehensive Income --
Foreign currency translation adjustments	159,391	12,237	116,889	9,112

Total Comprehensive Income
(Loss)	$ (1,479,181)	$ 92,442	$ (1,592,832)	$ 85,473
Income (Loss) Per Common
Share--Basic and Diluted	$ (.03)	$ -	$(.03)	$ -

Weighted Average Number of Shares
Outstanding	51,159,949	48,000,000	51,319,898	48,000,000
The accompanying notes are an integral part of these financial statements.

-F2-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Prepared Without Audit)

	2007	2006
CASH FLOWS FROM OPERATIONS:
Net (loss) income	$ (1,638,572)	$ 80,205
Charges not requiring the outlay of cash:
Depreciation and amortization	41,706	38,576
Issuance of stock options	1,908,333	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	19,227	(43,096)
Increase in other receivables	(50,665)	(153,917)
Increase in advances to suppliers	(1,174,637)	(52,424)
Increase in inventory	(130,582)	(466,096)
Increase (decrease) in accounts payable	(361,109)	166,786
Decrease in advances from customers	(233,714)	(309,634)
Decrease in other payable	(3,018)	(15,349)
Decrease in accrued liabilities	(33,240)	(73,832)
Decrease in deferred taxes	-	22,837

Net Cash Consumed By Operating Activities	(1,656,271)	(805,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(19,927)	(21,709)
Increase in construction in progress	(404,303)	-
Deposit on land	-	(1,366,632)

Net Cash Consumed By Investing Activities	(424,230)	(1,388,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	195,424	2,596,147
Proceeds from sale of common shares	2,617,343	-

Net Cash Provided By Financing Activities	2,812,767	2,596,147

Comprehensive income -- Foreign exchange gain	159,391	12,237
Net change in cash	891,657	414,099
Cash balance, beginning of period	2,087,766	283,601
Cash balance, end of period	$2,979,423	$697,700
The accompanying notes are an integral part of these financial statements.
-F3-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of Asia Electrical Power International Group Inc. ("the Company") as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007.

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

To assist with financing an expansion of Company facilities, the president of the Company advanced $ 195,424 during the six months ended June 30, 2007. This advance is due on demand and bears interest of 6% per annum.

3.	INCOME TAXES

The Company was granted an exemption from income taxes during the June 2007 period. Such exemptions are available to Chinese enterprises located in identified economic zones. This exemption is for a period which will end in 2008.

4.	STOCK OPTIONS

On April 24, 2007, the Board of Directors adopted a stock option plan, entitled 2007 Stock Option Plan, under which options to purchase up to 5,000,000 shares of common stock may be granted to officers, employees, and consultants. During the quarter ended June 30, 2007 options to purchase 5,000,000 shares were granted at exercise prices of $3 per share. The value of the options, determined by a Black Sholes valuation model, were $ 1,908,333. This value has been charged to expense during this quarter.

5.	COMMON STOCK

On June 1, 2007 the Company sold 872,447 shares of its common stock in a private transaction, which yielded proceeds of 2,617,343. An additional 87,246 shares were issued as a finders fee.

6.	SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

The Company did not make any cash payments of interest during the three month and six month periods of 2007 and 2006. Cash payments of income taxes were made only in the six month period of 2006, in the amount of $13,597.

There were no non cash investing transactions during any of the periods reported. There were non cash financing transactions only in the 2007 three month and six month periods. Shares of common stock totaling 87,246 shares, were issued as a finders fee in connection with the sale of 872,447 shares of Company common stock.

-F4-

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

History

Asia Electrical Power International Group Inc. ("AEPI or the Company") was incorporated in the State of Nevada on August 30, 2002 as "Berita International Corporation", for the purpose of producing high and mid-voltage electrical switchgears in PRC. On December 24, 2003, we changed our name to "Keiji International Group Inc." and on September 30, 2004 we changed our name to "Asia Electrical Power International Group Inc.".

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

Shenzhen Naiji Science and Technology Co., Ltd. (Variable Interest Entity)

Shenzhen Naiji Science and Technology Co. Ltd. (herein referred to as "Science") is a corporation organized during 2006 under the laws of China by our President, Mr. Yulong Guo. It is considered a Variable Interest Entity (VIE) under the provision of FASB Interpretation No. 46R (FIN 46R), "Variable Interest Entities," as its sole shareholder is Mr. Guo. Its principal activity has been raising capital and making advances to or on behalf of the Company. Our financial statements have been consolidated with Science and all intercompany transactions have been eliminated upon consolidation.

Granting of Stock Options

On April 24, 2007, the Board of Directors of the Company approved the granting of options to purchase a total of 5,000,000 shares of common stock as described in the 2007 Stock Option Plan (the "2007 Plan") to directors, officers, employees and consultants of the Company. The following is intended as a brief description of the 2007 Plan and is qualified in its entirety by the full text of the 2007 Plan which is attached as Exhibit 99.1.

Administration:

The 2007 Plan will be administered by the Board of Directors. The Board of Directors may appoint a committee of the Board of Directors (the "Committee") comprised of two or more of directors, each of whom will be a "Non-Employee Director" within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and an "Outside Director" within the meaning of Section 162(m) of the Internal Revenue Code, to administer the 2007 Plan. Subject to the terms of the 2007 Plan, the Board of Directors or the Committee may determine and designate those employees, directors and consultants to whom options should be granted and the nature and terms of the options to be granted.

Eligibility:

All of our employees, including our executive officers and directors who are also employees, are eligible to participate in the 2007 Plan. Directors who are not employees, as well as our consultants and advisers, are eligible to receive options under the 2007 Plan, except that such persons may only receive non-qualified options. Additionally, non U.S. residents who receive option grants may also only receive non-qualified options.

Exercise of Stock Options:

The exercise price per share for each option granted under the 2007 Plan shall be determined by the Board of Directors or the Committee. The price is payable in cash.

Subject to earlier termination upon termination of employment and the incentive stock option limitations as provided in the 2007 Plan, each option shall expire on the date specified by the Board of Directors or the Committee, which shall be no later than two years from the date of grant.

The options will either be fully exercisable on the date of grant or shall be exercisable thereafter in such installments as the Board of Directors or Committee may specify. Upon termination of employment or other service of an option holder, an option may only be exercised for a period of three months or, in the case of termination due to disability or death, a period of 12 months.

Transferability:

Options granted under the 2007 Plan may not be transferred except by will or the laws of the descent and distribution and, during his or her lifetime, options may be exercised only by the optionee.

Certain Adjustments:

In the event of any change in the number or kind of our outstanding common shares by reason of a stock dividend, stock split, recapitalization, combination, subdivision, rights issuance or other similar corporate change, the Committee of the Board shall make such adjustment in the number of common shares that may be issued under the 2007 Plan, and the number of common shares subject to, and the exercise price of, each then-outstanding option, as it, in its sole discretion, deems appropriate.

Amendments or Discontinuance:

The Board may amend or discontinue the 2007 Plan, provided that no amendment may, without an optionee's consent, materially and adversely affect any rights under any option previously granted to the optionee under the 2007 Plan. Additionally, the approval of our shareholders is required for any amendment that would increase or decrease the number of common shares that may be issued under the 2007 Plan; or materially modify the requirements as to eligibility for participation in the 2007 Plan.

New Directors

During the quarter, on May 31, 2007, we appointed Mr. Allan Moore and Mr. Locksley Samuels as directors.

Allan Moore age 72 is currently the President of AS Moore Consulting Ltd. ("ASMCL") providing consultation services in areas of environmental audits, developing environmental management systems, and sourcing alternative fuels for cement and lime industries. Mr. Moore has been the President of ASMCL since its inception in 1999.

Mr. Moore has received a Masters of Business Administration degree from Simon Fraser University of British Columbia, Canada in 1986, a Masters of Science degree from the University of Wisconsin in 1958, and a Bachelors of Science degree from the Philander Smith College of Arkansas in 1956.

Locksley Samuels age 55 is currently the President of Eurotrend Manufacturing Co., Ltd., ("Eurotrend") providing services for design, manufacturing and installation of custom kitchen cabinetry. Mr. Samuels has been the President of Eurotrend since its inception in 1984.

Mr. Samuels obtained his Bachelors of Applied Sciences degree in Chemical Engineering from the University of Waterloo in Ontario, Canada in 1975.

Mr. Moore and Mr. Samuels do not have family relationships with any other director or executive officer of the Registrant, and neither have been a party to any transaction with the Registrant during the past fiscal year ended December 31, 2006. The Registrant currently does not have an employment agreement with either Mr. Moore or Mr. Samuels.

Prior to being appointed directors of the Company, Mr. Moore and Mr. Samuels assisted the Company in performing market research in the Caribbean area. Both were granted 100,000 stock options each on April 24, 2007 for their efforts.

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

Trends in the market

We expect a high volume of new domestic business from electricity infrastructure investments as a result of the PRC's 11th five year plan which will:

"Build new socialist rural areas, optimize and upgrade industrial structures, promote concordant development of regions, build a conservation-minded and environment-friendly society, further system reform and enhance opening-up, efficiently practice strategies to invigorate China through science and education and through human resource development, and give impetus to constructing a socialist harmonious society." -- Source, www.China.org

With new developments in rural areas, the PRC will be accepting bids to service such areas to establish electrical networks. We anticipate such new developments will increase our sales by 40% per year for fiscal 2007 and 2008 year ends and 30% by fiscal 2009 year end. A majority of our sales are generated through existing customer base by referrals however with these new developments, we expect a substantial amount of our sales to be generated by fulfilling PRC contract bids to service rural areas in 2007 though 2009.

Results of Operations

For the Three and Six month Period ended June 30, 2007, compared to Three and Six month Period ended June 30, 2006.

Revenues

We generated revenues for the six months ended June 30, 2007, 2006 of $ 4,647,195 and $ 3,140,055, respectively. The increase was attributed to establishing additional branch offices and sales staff devoted solely to marketing of our products in various areas.

For the three month periods ended June 30, 2007 and 2006, our revenues were $ 2,707,712 and $ 1,733,531, respectively. The increase of $ 974,181 was mainly as a result of a slow start in the 2006 year as a result of various businesses being closed for the Chinese New Year. We did not experience this lag in the 2007 period as many of customers/vendors opened their business earlier than usual. The increase was also attributed to establishing additional branch offices and sales staff devoted solely to marketing of our products in various areas.

Cost of Sales

Our cost of sales for the six month period ended June 30, 2007 and 2006 were $ 3,799,935 and $ 2,622,900 which yields 82% and 83% of revenues, respectively.

Our cost of sales for the three month period ended June 30, 2007 and 2006 were $ 2,219,610 and $ 1,531,789 which yields 82% and 88% of revenues, respectively.

Our cost of sales is typically 80% and 90% of revenues depending on whether we take advantage of purchase discounts granted on advances made to suppliers or make larger bulk purchases in which we receive a discounted bulk price.

Selling and Administrative Expenses

On April 24, 2007, the Board of Directors adopted a stock option plan, entitled 2007 Stock Option Plan, under which options to purchase up to 5,000,000 shares of common stock may be granted to officers, employees, and consultants. During the quarter ended June 30, 2007 options to purchase 5,000,000 shares were granted at prices of $3 per share. The value of the options, were determined by a Black Sholes valuation model, were $ 1,908,333. The vesting schedule for these options are 90% in year 1 and 10% in year 2.

Our other selling and administrative expenses consist of the following for the three and six month period ended June 30, 2007 and 2006:

	For the Six Month Period Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)	Change	% Change
Salaries, benefits and dues	$ 233,891	$ 110,816	$ 123,075	111%
Transportation	85,427	56,176	29,250	52%
Travel and promotion	84,021	46,726	37,295	80%
Office and utilities	50,154	40,179	9,975	25%
Depreciation	41,706	38,576	3,130	8%
Occupancy	31,078	24,762	6,316	26%
Technical support	14,347	8,742	5,605	64%
Marketing	5,371	13,232	(7,861)	(59%)
Research & development	2,604	69,652	(67,048)	(96%)
Other	30,667	26,920	3,747	14%

Total expenses	$ 579,266	$ 435,782	$ 143,484	33%

	For the Three Month Period Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)	Change	% Change
Salaries, benefits and dues	$93,278	$50,888	$42,390	83%
Transportation	56,335	21,960	34,375	157%
Travel and promotion	53,362	29,263	24,099	82%
Depreciation	25,767	22,753	3,014	13%
Office and utilities	24,060	13,954	10,106	17%
Occupancy	15,622	12,919	2,703	21%
Marketing	(823)	551	(1,374)	(100%)
Technical support	8,816	4,934	3,882	79%
Research & development	-	4,463	(4,463)	100%
Other	15,505	19,388	(3,883)	(20%)

Total expenses	$291,922	$181,073	$110,849	57%

Salaries increased as a result of bonuses paid to employees and also retaining additional staff in branch offices.

Office and Utilities costs increased as a result of increased utility rates.

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

Occupancy expense is not expected to fluctuate as monthly payments are predetermined as per our lease agreement and any deviation from such amounts are as a result of increases to maintenance or common area costs. Our office and manufacturing facilities are leased from July 31, 2004 until April 30, 2006 wherein a new lease was negotiated with our lease to expire April 30, 2009. Our occupancy cost per month increased by approximately 30% to reflect the change in the market conditions which have allowed occupancy costs in the area to increase. We expect our new facilities to be completed September 2007. The rental market for the facilities we currently occupy is expected to increase and we are currently examining sub letting opportunities.

Marketing costs decreased as we are in the process of negotiating with various marketing agencies. These negotiations are expected to be finalized by the end of the 3rd quarter.

Technical Support costs increased as a result of various on site visits initiated by management to ensure the customer's satisfaction.

Our Research & development costs are incurred upon review of technical support logs which determine which any of our products require refinements based on customer reviews.

Liquidity and Capital Resources

As of June 30, 2007, we had a positive working capital of $ 6,670,633.

Not including our plans for construction of new office facilities, over the next 12 months, we will require approximately $ 4,000,000 to sustain our working capital needs based on projected yearly sales of $ 10,500,000.

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

We may also receive capital contributions from our shareholders.

As of June 30, 2007, we received $ 195,424 in shareholder loans from Mr. Guo, our President.

Plans for Expansion:

Given sufficient funding, we expect to expand our operations throughout the region by establishing up to 20 more branch offices devoted to marketing efforts. Each branch office will have approximately 3-10 full time and part time employees. To sustain a new branch office for 12 months, we will require a total of $200,000 of which $164,000 will be allocated to salaries and $36,000 allocated to rent. The need for the $200,000 for expansion and funds required to complete new manufacturing facilities, as discussed below, is not included in the $4,000,000 we require to meet working capital needs.

We will be occupying our current office space and manufacturing facilities leased until April 30, 2009 until we have constructed a new office building on land we leased for 50 years effective January 2006. The lease was financed through shareholder loans. No bank loans were taken out to fund this lease.

We do not know of any trends, events or uncertainties that are likely to have a material impact on our short-term or long-term liquidity other than those factors discussed above.

New Manufacturing Facilities

Through June 30, 2007, we incurred construction costs in the amount of $ 1,596,079 for excavation and land leveling, surrounding roadwork, design & architectural fees and building construction costs relating to structural work.

We estimate costs to complete the facilities to be an additional $ 2,816,250 for project management costs and $3,750,000 in costs to complete the interior of the facilities. Costs for new production equipment and office equipment will be approximately $ 1,830,000.

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

Cash Flows Operating Activities

Net Cash consumed by operating activities were $ 1,656,271 in 2007 compared to $ 805,944 in 2006 and are summarized as follows:

	2007	2006
Net income (loss)	$ (1,638,572)	$ 80,205
Issuance of stock options	1,908,333	-
Decrease (increase) in accounts receivable	19,227	(43,096)
Increase in advances to suppliers	(1,174,637)	(52,424)
Increase in inventory	(130,582)	(466,096)
Increase (decrease) in accounts payable	(361,109)	166,786
Decrease in advances from customers	(233,714)	(309,634)
Other	(45,217)	(181,685)
Net Cash Consumed By Operating Activities	$ (1,656,271)	$ (805,944)

 We collected a majority of accounts which were older than 1 year. In anticipation of sales levels for the 2nd quarter ended, we replenished our inventory levels to fulfill such orders. The increase in prepayments to suppliers was as a result of costs incurred for construction of our new manufacturing facilities. During the quarter there was a decrease in advance payments by customers however we expect levels of prepayments to increase in the next quarter.

Our accounts payables were settled as a result of sales discounts granted for early payment. The majority of such payables relate to costs incurred for construction of our new facilities.

Investing Activities

Net Cash consumed by investing activities in 2007 was $ 424,230 which was used to purchase office equipment for our branch offices. In 2006, deposits were made on the land we leased in September of 2004 for which our President provided the necessary funding.

Financing Activities

Net Cash provided by financing activities in 2007 were $ 2,812,767 as result of shareholder loans provided by Mr. Guo consisting of $ 195,424 and proceeds we received from the sale of our common stock. Please refer to Part II, Item 2. "Unregistered Sales of Equity Securities and Use of Proceeds" below.

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

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's second fiscal quarter ended June 30, 2007, the Company's Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2006

On December 21, 2006, we approved a stock split wherein the number of authorized common stock with a par value $0.001 was to be increased on a two for one basis. The total authorized capital increased from 75,000,000 to 150,000,000. Accordingly, the number of issued common stock increased from 24,000,000 to 48,000,000. The Company also approved the establishment of a new class of preferred shares with a $ 0.001 par value with an authorized capital of 5,000,000 preferred shares.

On December 22, 2006, 5,000,000 shares of preferred stock, par value $0.001, were allotted and issued to our President, Yulong Guo for repayment of shareholder loans.

A further 2,500,000 shares of common stock were allotted and issued to Yulong Guo and 500,000 shares issued to Xiaoling Chen. These shares were issued for repayment of shareholder loans.

During the 2nd quarter ended June 30, 2007

On June 1, 2007, we entered into a Share Subscription Agreement (the"Agreement") with Century International Group Inc. (herein referred to as "Century") to purchase 872,447 shares of our shares for a price of $ 3.00 per share for total proceeds of $ 2,617,343. The shares were allotted and issued on June 1, 2007.

Century is a Belize company 100% owned by Liping Zheng, a minority shareholder holding less than 5% of our outstanding capital. The Agreement was therefore a non arms length transaction. Mr. Zheng remains a minority shareholder through his indirect ownership of the 872,447 shares through Century and in addition to his direct ownership of his shareholdings of the Company.

A finders fee of 10% of the Shares purchased by Century, or 87,246, was issued to Port Mercantile Capital Inc., (herein referred to as "PMC"). PMC was a minority shareholder holding less than 5% of the outstanding capital of the Registrant prior to the Registrant entering into the Agreement with Century. PMC remains a minority shareholder subsequent to the Agreement.

As a result of the aforesaid share issuances, the issued and outstanding share capital of the Company is now 51,959,692 common shares (51,000,000+872,447+87,245) and 5,000,000 shares of preferred stock.

The offer and sale of the shares were exempt from registration pursuant to section 4(2) of the Securities Act, Rule 701 and Rule 506 of Regulation D promulgated thereunder. We limited the manner of the offering and provided disclosure regarding the offering and our company to the stockholders. Both of the stockholders are our officers and directors. We believe that these sales were also exempt under Regulation S under the Securities Act, as such sales were made in offshore transactions to a non-U.S. persons.

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

Our articles and by-laws do not contain any provisions that would delay, defer or prevent our change in control.

Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Submission of Matters to a Vote of Security Holders
None
Item 5.	Other Information
None.
Item 6.
A)	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, dated August 30, 2002-Berita International Corporation(1)
3.2	Certificate of Incorporation, dated December 24, 2003-Keiji International Group Inc. (1)
3.3	Certificate of Incorporation, dated September 30, 2004-Asia Electrical Power International Group Inc. (1)
3.4	Articles of Incorporation, dated August 26, 2002-Berita International Corporation (1)
3.5	Certificate Amending Articles of Incorporation dated December 24, 2003 changing our name to "Keiji International Group Inc." (1)
3.6	Certificate Amending Articles of Incorporation dated September 30, 2004 changing our name to "Asia Electrical Power International Group Inc." (1)
3.7	Bylaws, effective September 3, 2002 (1)
31.1	CEO Section 302 Certification
31.2	CAO Section 302 Certification
32.1	CEO Section 906 Certification
32.2	CAO Section 906 Certification
(1)	Incorporated by reference from our Form SB-2 that was originally filed with the SEC on October 29, 2004.

B) Reports on Form 8-K During the 1st quarter ended March 31, 2007

-	Form 8-K Filed on January 8, 2007 reporting the following items:

Item 3.02: Unregistered Sales of Equity Securities

Item 3.03: Material Modifications to Rights of Security Holders

Item 5.02: Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

Item 5.03: Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

Item 9.01: Financial Statements and Exhibits

-	Form 8K/A was filed on January 29, 2007 to correct errors on Form 8K filed on January 8, 2007.

During the 2nd quarter ended June 30, 2007

-	Form 8K filed on May 30, 2007 reporting the following items:

Item 8.01: Other events -- Approval of the 2007 Stock Option Plan

Item 9.01: Financial statements and Exhibits

-	Form 8K filed on June 4, 2007 reporting the following items:

Item 5.02: Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers -- Appointment of 2 directors, Dudley Delapenha and Locksley Samuels

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

Date: August 16, 2007

/s/ Yulong Guo By: Yulong Guo President, Chief Executive Officer and Director /s/ Xiaoling Chen By: Xiaoling Chen Secretary, Chief Accounting Officer