Form 10KSB/A
period 2006-12-31
Asia Electrical Power International Group, Inc.
filed 2007-11-07
CIK 1306046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
| X |	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006
| |	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
transition period from to______.
Commission file number: 000-51787
Asia Electrical Power International Group Inc.
(Name of small business issuer in its charter)
Nevada	98-0522960
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

6130 Elton Avenue, Las Vegas, Nevada	89107
(Address of principal executive offices)	(Zip Code)

Issuer's telephone Number	702-216-0470
Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value Common	OTCBB
(Title of class)	(Name of exchange on which registered)

·	Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. | |

·	Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | X | No | |

·	Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this form 10-KSB. | X |

·	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes | | No | X |

·	State issuer's revenue for its most recent fiscal year: $8,074,012 for the fiscal year ended December 31, 2006

·	The aggregate market value of held by non-affiliates and affiliates as of November 6, 2007 was $ 48,879,375 and $ 62,833,965, respectively. For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer's common capital stock have been deemed affiliates.

·	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 51,959,693 shares of common stock outstanding as of November 6, 2007.

·      Transitional Small Business Disclosure Format (Check one): Yes |    | ;   No | X |

***********************************************************************

On October 5, 2006 the Company determined that a restatement of its financial statements for the year ended December 31, 2006 was necessary to eliminate the consolidation of Shenzhen Naiji Science and Technology Co. Ltd., to correct an error in recording the issuances of 3,000,000 shares of common stock and 5,000,000 shares of preferred stock, and to correct several errors in accounting. Please refer to our notes to financial statements note 3.

***********************************************************************

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

Asia Electrical Power International Group Inc. ("AEPI" or the "Company") undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10KSB/A. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

For the years ended December 31, 2006 and 2005, we generated a profit of $ 426,765 and $ 286,134, respectively.

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

• Installation companies who are also licensed electricians appointed by government authorities also have their own customer base from which we may receive referrals

• We use a variety of installation companies as our products require installation by these licenses electricians and by disbursing our installation hires throughout the region; we introduce our products to these electricians who may refer our products to their customers.

·	Electrical Bureaus of urban and rural cities who may award contracts to us to service various existing or new transportation developments such as airports, subway stations, etc. They may also require certain areas to be networked in order to distribute power to these areas.

• We keep abreast on new rural and urban developments and bid on contracts to service these areas which require development or expansion.

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

The rent for the principal offices is approximately $ 9,000 per month plus common area costs. The rent for the branch offices are $ 150 per month for each office.

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

Employees

Principal Business Office

We currently have 260 full time employees in our Principal Business Office, filling positions in our Marketing, Quality Control, Research and Development, Productions, Purchasing/Transportation, Administration and Finance Departments. Manufacturing facilities are on this site as well.

The Marketing Department is disbursed throughout the region in both our Principal Business Office and Branch Offices and responsible for launching advertising campaigns, market research and customer service.

The Quality Control Department is located in the Principal Business Office and responsible for outer and inner design specifications, input and output inspection, inventory management, product testing and after installation service support. This department also supervises the production department. Employees in this department consist of engineers and other technical staff.

The Research and Development Department is located in the Principal Business Office and is responsible for innovation of new and improved technologies. The department works closely with the Quality Control Department to ensure new products are constructed within specifications. Employees in this department consist of engineers and other technical staff.

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

The Finance Department is located in the Principal Business Office and is responsible for compliance with accounting principles and national tax laws, bookkeeping, preparing budgets and analysis of financial reports. Employees in this department consist of senior and junior staff accountants.

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

These competitors could have:

·	substantially greater financial and technical resources, which may allow them to expand their operations more quickly, offer a broader range of services and offer services at more competitive prices;

·	more extensive and well developed marketing and sales networks, which may allow them to grow their subscriber bases more quickly and efficiently;

·	greater brand recognition, which may influence a subscriber's purchase decision;

·	larger subscriber bases, which may provide economies of scale and operating efficiencies not available to us;

·	longer operating histories; and

·	more established relationships with government officials, equipment specialists and/or other strategic partners.

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

We obtained our business license on June 20, 2007 for a period of 10 years ended June 20, 2017. After this period expires, we are subject to another inspection in order to extend our business license for another 10 years. The extension of our business license is not guaranteed and we may not have the resources necessary to implement the changes in our business processes to comply with environmental laws in place. This will delay granting of our license and, as a result, our operations would be ceased, causing us to lose not only profits but also irreparable damage to our reputation.

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

Our insiders, being the directors, officers and 5% shareholders, own an aggregate of approximately 65% of our outstanding shares. Our President holds 100% of 5,000,000 units of our preferred shares with entitles each preferred share to 100 votes. As a result, the insiders will be able to control the outcome of all matters requiring stockholder approval and will be able to elect all of our directors. Such control, which may have the effect of delaying, deferring or preventing a change of control, is likely to continue for the foreseeable future and significantly diminishes control and influence which future stockholders may have in the Company. See "Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

ITEM 2 DESCRIPTION OF PROPERTY

Principal Business Office

Our Principal Business Office was previously located at 28th Building, Lishan Industrial Zone, Xinghai Road, Nanshan District, Shenzhen, PRC 518052.

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

As of September 2007, our principal business offices were moved to our newly constructed manufacturing facilities located at the Asia Electrical Power Industrial Zone, Songgang Road, Bao'an District, Shenzhen. Our office located in the Lishan Industrial Zone is currently not in use. We are currently examining subletting possibilities however have not finalized any sublet agreements.

Purchase of Land

On September 7, 2004, we entered into an agreement with the PRC Government to purchase approximately 3.77 hectares of land ("Leased Land") for the purpose of constructing new manufacturing facilities  and office space. The total purchase price is approximately $ 1,078,035 with deposits to be made in intervals. Mr. Guo provided us with shareholder loans for payment of these deposits. The PRC Government is currently making improvements to the property and implementing sewage systems. Improvements will be made to surrounding roads, drainage, electrical and communication systems. Currently the PRC Government has made all such improvements.

As the PRC Government required improvements to the Leased Land and implementation of sewage systems where such work extended beyond the November 30, 2004 deadline, we signed an addendum to the agreement of September 7, 2004 to reflect changes in circumstances affecting the cost and use of the Leased Land. After taking possession of the land, the Company discovered the existence of a water system on the land which restricts use of the land. As a result, the Company withheld $106,815 of the amount due to the former holders of the land use right. The final amount due for the land is being arbitrated; the $106,815 has not been recorded on the Company books.

On January 20, 2006, we entered into an agreement with Shenzhen Land Resource and Real Estate Management Bureau ("Land Resource Bureau"), a division of the PRC Government, for compensation of loss of business to the previous users of the Leased Land. The Leased Land was previously used as farmland for cultivating various crops. The compensation is based on a calculation of area of land use of which the Land Resource Bureau determined to be $ 1,359,885 USD. Full payment was made in June 2006. We received shareholder loans from Mr. Guo for payment of this compensation. The total cost of the Leased Land is $ 2,437,920.

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

New Manufacturing Facilities

As of December 31, 2006, we incurred construction costs in the amount of $ 1,713,304 for excavation and land leveling, surrounding roadwork and design/architectural fees. Our new facilities were completed August 2007 and operations commenced late September. Funding for this project was provided by shareholder loans and bank loans. Our new facilities occupy 300,000 square feet with 158,000 square feet of new manufacturing facilities. New facilities are approximately 5 times the size of our old facilities and as such will have the capabilities of meeting production requirements based on our projected levels of sales in the next 3 years.

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

Administrative Branch Office

Our administrative branch office for North American investor relations and U.S. regulatory reporting is located at 6130 Elton Avenue, Las Vegas, Nevada, 89107.

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

At our Annual Meeting of Stockholders held on September 1, 2007, the following individuals were elected unanimously to the Board of Directors to serve until the next Annual Meeting of Stockholders:

Name	Position	Period Serving	Term (1)

Yulong Guo	CEO, President, Director,	September 1, 2007 -	1 year
	Treasurer	August 31, 2008

Xiaoling Chen	Secretary, Chief	September 1, 2007 -	1 year
	Accounting Officer	August 31, 2008

Dudley Delapenha	Director	September 1, 2007 -
		August 31, 2008	1 year

We approved the appointment of Robert G. Jeffrey as our independent accountants for the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER

MARKET FOR COMMON EQUITY Stockholders of Our Common Shares

As of November 6, 2007, we have 51,959,693 commons shares outstanding and 5,000,000 preferred shares outstanding.

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

Stock Option Grants

On April 24, 2007, the Board of Directors of the Company approved the granting of options to purchase a total of 5,000,000 shares of common stock as described in the 2007 Stock Option Plan (the “2007 Plan”) to directors, officers, employees and consultants of the Company. The following is intended as a brief description of the 2007 Plan and is qualified in its entirety by the full text of the 2007 Plan which is attached as Exhibit 99.1.

Administration:

The 2007 Plan will be administered by the Board of Directors. The Board of Directors may appoint a committee of the Board of Directors (the “Committee”) comprised of two or more of directors, each of whom will be a “Non-Employee Director” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and an “Outside Director” within the meaning of Section 162(m) of the Internal Revenue Code, to administer the 2007 Plan. Subject to the terms of the 2007 Plan, the Board of Directors or the Committee may determine and designate those employees, directors and consultants to whom options should be granted and the nature and terms of the options to be granted.

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

Amendments or Discontinuance:

The Board may amend or discontinue the 2007 Plan, provided that no amendment may, without an optionee’s consent, materially and adversely affect any rights under any option previously granted to the optionee under the 2007 Plan. Additionally, the approval of our shareholders is required for any amendment that would increase or decrease the number of common shares that may be issued under the 2007 Plan; or materially modify the requirements as to eligibility for participation in the 2007 Plan.

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

DESCRIPTION OF SECURITIES

As of November 6, 2007, our total authorized capital is 150,000,000 common shares with a par value of $0.001 per share.

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

On June 1, 2007, we entered into a Share Subscription Agreement (the “Agreement”) with Century International Group Inc. (herein referred to as “Century”) to purchase 872,447 shares of our shares for a price of $ 3.00 per share for total proceeds of $ 2,617,343. The shares were allotted and issued on June 1, 2007.

Century is a Belize company 100% owned by Liping Zheng, a minority shareholder holding less than 5% of our outstanding capital. The Agreement was therefore a non arms length transaction. Mr. Zheng remains a minority shareholder through his indirect ownership of the 872,447 shares through Century and in addition to his direct ownership of his shareholdings of the Company.

A finders fee of 10% of the Shares purchased by Century, or 87,246, was issued to Port Mercantile Capital Inc., (herein referred to as “PMC”). PMC was a minority shareholder holding less than 5% of the outstanding capital of the Registrant prior to the Registrant entering into the Agreement with Century. PMC remains a minority shareholder subsequent to the Agreement.

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

OVERVIEW.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The application of GAAP involves the exercise of varying degrees of judgment. The resulting accounting estimates will not always precisely equal the related actual results. Management considers an accounting estimate to be critical if:

·	assumptions are required to be made; and

·	changes in estimates could have a material effect on our financial statements.

The following table presents information about our most critical accounting estimates and the effects of hypothetical changes in the assumptions used when making such estimates:

Balance
Sheet	There is a risk of Change	How did we arrive at these	How Accurate have we been inHow Likely to change in
Account	because?	Estimates?	the past?	the future?

Accounts	We provide an Allowance	AFDA are made on accounts	These estimates of AFDA have	This method of
Receivable	For Doubtful Accounts	older than 2 years. It is	been accurate in the past as the	determining AFDA will
	(AFDA) based on the	Common in the industry for	majority of accounts older than	likely not change as we
	credit ratings of customers	Accounts less than 2 years to be	2 years belong to customers	have been able to collect
	and age of the account.	considered current. Collection	who have become bankrupt.	on the majority of
	Uncollectible accounts are	mostly occurs within 1.5 years.	Collection continues to occur	accounts within 1.5 years
	also written off,	Accounts older than 2 years are	within 1.5 years. There are	and write off uncollectible
	particularly when	reasonably likely to be	situations where bankruptcy	account which normally
	bankruptcy occurs. The	uncollectible and AFDA are	occurs on more current	occurs on accounts older
	allowance we provide is	Provided for the sum of these	accounts where the account	than 2 years. We may
	an estimate based on	Accounts.	will be written off. Current	adjust the method of
	historical information and		accounts of which become	determining AFDA on
	may not reflect current		bankrupt would not have been	potential bankrupt clients
	conditions as to whether		included in previous estimates	however to date; we do
	the account may be		of AFDA.	not foresee the need as we
	collectible.			expect to collect account
within the normal time
period of 1.5 years.

Inventory	We review the net	The cost of our inventory	Our selling prices have	We do not foresee to
	realizable value of our	(including manufacturing	remained stable and, as a result;	decrease our selling price
	inventory to ensure that it	Overhead) is compared to net	we have not required writing	to a level that would cause
	is recorded at a lower of	Realizable value in the market.	down of inventory. Market	net realizable value to be
	cost or market value. At	Selling prices have remained	conditions may force the	less than cost of our
	this time, any obsolete	stable despite market	selling price down amongst	inventory. We have
	inventory is written off.	conditions.	competitors; however; we will	continued to generate
	The market value could		continue to maintain our selling	sales based on these
	change due to the success		prices as we compensate the	selling prices despite
	of technical innovation on		difference in price by provided	fluctuation in market
	our part or by competitors		technical support after	conditions.
	Within the switchgear		installation and what we
	Market.		believe to be a higher lever of
customer service.

Fixed Assets	We calculate our	The estimated lives of fixed	Our fixed assets are currently	We do not foresee any
	depreciation using the	assets are based on guidelines	being utilized last for the length	changes.
	straight line method based	Provided by Chinese tax	of the lives we are using for
	on useful lives of the	authorities. These guidelines	depreciation.
	assets. The useful lives of	reflect the actual useful lives of
	the asset could change due	the assets.
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

	2006	% Sales	2005	% Sales
Sales	$ 8,074,012	100%	$ 6,840,242	100%
Cost of Goods Sold	6,777,408	84%	5,967,512	87%
Gross Profit	$ 1,296,604	16%	$ 872,730	13%

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

The following is a summary of the expenses we incurred during the period. Most expenses increased in line with the increase in sales except as otherwise noted:

		% of Total	% of Total		% of Total	% of Total
	2006	Sales	Expenses	2005	Sales	Expenses

Salaries, benefits and dues	$ 253,899	3%	28%	226,183	3%	29%
Travel/Entertainment/Promotion	150,092	2%	17%	127,191	2%	16%
Occupancy	101,962	1%	6%	94,007	1%	12%
Depreciation and amortization	64,653	1%	7%	64,208	1%	8%
Marketing	51,323	1%	6%	17,707	*	2%
Office and Utilities	31,768	*	4%	38,407	1%	5%
Technical Support	23,980	*	3%	54,633	1%	7%
Other	90,278	1%	15%	86,377	1%	11%
Total Expenses	$767,955	9%	100%	$708,713	10%	100%

* Less than 1%

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

Interest Expense, net (2006 - $ 36,630 vs. 2005 - $ 40,378)

Interest expense, net decreased as a result of a repayment of shareholder loans by the issuance of our common and preferred stock during the year. Interest of 6% is charged on outstanding shareholder loans. We also incurred interest earned and bank charges on bank balances.

Other income, net (2006 - $ 46,756 vs. 2005 - $86,019) and Other expenses, net (2006 - $ 19,439 vs. 2005 $ 11,388)

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

We estimate that approximately 90% of the customers we service retain us for future contracts. Our goal is to obtain referrals from our customers, specifically manufacturers and electrical installation companies that are licensed by the government. These customers have their own client bases and, should our products and our customer services be satisfactory, we anticipate referrals from these sources.

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

Liquidity and Capital Resources Working Capital Needs:

As of December 31, 2006 we had a working capital of $ 1,525,583. Not including our plans for construction of new office facilities, over the next 12 months, we will require approximately $8,800,000 to sustain our working capital needs as follows based on projected sales of $ 10,500,000:

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

In the past, we have normally been able to sustain our working capital needs that have surpassed the revenues from sales through shareholder loans. We expect this source of funding to continue; however, in the event shareholder loans are no longer granted to us, we may obtain long or short term financing. As of December 30, 2006, we have received a total of approximately $ 4,362,000 in shareholder loans of which this balance was repaid upon the issuance of 3,000,000 common shares and 5,000,000 preferred shares to our shareholders.

We have a credit facility with Shenzhen Business Bank under which we can borrow up to $2,300,000, with interest at the Basic Rate (a rate which is promulgated periodically by the China central bank - People’s Bank of China). The facility expires October 11, 2007. The principal balance on this facility at December 31, 2006 was $827,600. The facility is collateralized by the land use right and by a cash deposit with the bank equal to 30% of the outstanding balance of the facility ($255,955 at December 31, 2006).

We may also receive capital contributions from our shareholders.

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

Cash Flows Operating Activities:

Cash flows of $44,946 were generated by operating activities during 2006. In 2005, operating activities consumed cash in the amount of $ 571,656. The following summarizes the inflow and outflow of cash for these periods:

	2006	2005
Net Income	$ 426,765	$ 286,134
Increase in accounts receivable	(355,588)	(647,339)
Decrease (increase) in advances to suppliers	(44,218)	28,190
Increase in inventory	(526,371)	(100,716)
Increase in accounts payable	299,983	541,093
Decrease in advances from customers	(21,172)	(529,443)
Increase (decrease) in other payables	115,943	(340,798)
Other	149,604	187,585
Net Cash Consumed By Operating Activities	$ 44,946	$ (575,294)

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

Investing Activities:

Our cash consumed by investing activities was $ 3,308,132 and $ 373,928 in 2005. We purchased additional production equipment and office equipment. Our rental deposit increased as a result of the impending expiration of our lease agreement in April 2007.

The expenditures for land use rights of $ 1,441,594 represent our final obligation on land we leased for a period of 50 years. The total cost of these rights, including payments to former holders of the rights, was $2,437,920.

The remaining balance of $ 1,666,577 consists of constructing in progress costs which we incurred for constructing new office and manufacturing facilities. Costs incurred are for land construction costs consisting of removal of previous facilities and other relevant costs required for preparation of the land.

Financing Activities:

Cash flows provided by financing activities was $ 3,973,468 in 2006 and $ 101,642 in 2005. In 2005 we obtained shareholder loans and capital contributions from Mr. Yulong Guo. These loans are without stated terms of repayment with interest payable at the rate of 6% per annum.

In 2006, we repaid the shareholder loans by the issuance of 3,000,000 common shares to Mr. Guo and Mrs. Chen and 5,000,000 preferred shares to Mr. Guo.

Material Commitments

We do not have any material commitments for capital expenditures other than what discussed relating to construction of our new facilities. We have title to all our capital assets consisting of production equipment, automobiles, and office equipment.

We have lease commitments effective July 31, 2004 through April 30, 2007 for the lease of our Principal Business Office described below under "Description of Property". Lease payments are approximately $ 10,227 per month.

Seasonal Aspects

Our business is seasonal in that sales are particularly low in February, due to the Chinese New Year holiday, during which time our business is closed up to 2 weeks. Sales in March are usually higher than usual levels as a result.

Off Balance Sheet Arrangements We have no off balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS December 31, 2006 and 2005

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

As detailed in Note 3 to the financial statements, factors were discovered which caused restatements of the financial statements for the year ended December 31, 2006.

/s/Robert G. Jeffrey

ROBERT G. JEFFREY, Certified Public Accountant

October 31, 2007 Wayne, New Jersey

-F1-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED BALANCE SHEET
December 31, 2006
RESTATED
ASSETS
Current Assets:
Cash	$995,576
Accounts receivables, net of provision for doubtful accounts	1,878,453
Other receivables	429,679
Advances to suppliers	223,426
Inventory	1,826,681
Total current assets	5,353,815
Fixed Assets:
Land use right	2,437,920
Production equipment	161,682
Office equipment	85,061
Vehicles	304,277
Construction in progress	1,713,304
4,702,244
Less accumulated depreciation and amortization	321,389
Net fixed assets	4,380,855
Other Assets:
Collateral deposit	255,955
Rental deposit	146,970
Total other assets	402,925
Total Assets	$10,137,595

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable	$827,600
Accounts payable	1,987,722
Advances from customers	706,004
Accrued liabilities	155,711
Other liabilities	151,195
Total current liabilities	3,828,232

Stockholders' Equity:
Common stock: authorized 150,000,000 shares of $0.001
par value; issued and outstanding 51,000,000 shares	51,000
Preferred stock: authorized 5,000,000 shares of $ 0.001 par
value; issued and outstanding 5,000,000 shares	5,000
Capital in excess of par value	5,315,773
Retained earnings	748,510
Earnings appropriated for statutory reserves	183,749
Accumulated other comprehensive income	5,331
Total stockholders' equity	6,309,363
Total Liabilities and Stockholders' Equity	$10,137,595
The accompanying notes are an integral part of these financial statements.
-F2-

     ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2006 and 2005

	2006	2005
	RESTATED
Sales	$8,074,012	$6,840,242
Cost of Sales	6,777,408	5,967,512
Gross Profit	1,296,604	872,730

Expenses:
Selling and Administrative Expenses	767,955	708,713
Operating Income	528,649	164,017

Other Income and Expense:
Other Income	46,756	86,019
Subsidy Income	-	112,013
Interest Expense	(36,630)	(40,378)
Other Expense	(19,439)	(11,388)

Income Before Income Taxes	519,336	310,283

Provision for Income Taxes:
Current Provision	60,574	56,146
Add (deduct) Accrual of Deferred Tax Asset	31,997	(31,997)
Net Tax Provision	92,571	24,149

Net income	426,765	286,134

Other comprehensive income - foreign currency
conversion adjustments	1,693	3,638

Total comprehensive income	$ 428,458	$ 289,772

Income Per Share -
Basic and Diluted	$ .01	$ .01

Weighted average
Number of shares
Outstanding	48,024,658	48,000,000

The accompanying notes are an integral part of these financial statements.

-F3-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2006, and 2005
RESTATED
					Capital in			Accumulated
	Common Stock		Preferred Stock		Excess of	Statutory	Retained	Other
	Shares	Amount	Shares	Amount	Par Value	Reserve	Earnings	Comprehensive	Total
Balance January 1, 2005	24,000,000	$24,000	-	$-	$ 666,341	$ 77,111	$142,249	$ -	$909,701
Interest imputed on shareholder loan					44,230				44,230
Additional capital contributions					17,689				17,689
Net income for period							286,134	3,638	289,772

Allocation of statutory reserve						42,623	(42,623)		-
Balance, December 31,2005	24,000,000	24,000	-	-	728,260	119,734	385,760	3,638	1,261,392
Shares issued for stock split	24,000,000	24,000			(24,000)
Issuance of common shares	3,000,000	3,000	5,000,000	5,000	4,579,608				4,587,608
Interest imputed shareholder loans					31,905				31,905
Net income for period							426,765	1,693	428,458

Allocation of statutory reserve						64,015	(64,015)		-
Balance, December 31, 2006	51,000,000	$51,000	5,000,000	$5,000	$5,315,773	$183,749	$748,510	$5,331	$6,309,363
The accompanying notes are an integral part of these financial statements.
-F4-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005
	2006	2005
CASH FLOWS FROM OPERATIONS:	RESTATED
Net income	$ 426,765	$ 286,134
Charges (credits) not involving the receipt or outlay of cash:
Depreciation and amortization	80,062	66,412
Interest imputed on shareholder advances	31,905	44,230
Accrual of deferred tax asset	31,997	(4,460)
Changes in assets and liabilities:
Increase in accounts receivable	(355,588)	(647,339)
Increase (decrease) in other receivables	24,387	(1,868)
Decrease (increase) in advances to suppliers	(44,218)	28,190
Increase in inventory	(526,371)	(100,716)
Increase in accounts payable	299,983	541,093
Decrease in advances from customers	(21,172)	(529,443)
Increase (decrease) in accrued liabilities	(18,747)	83,271
Increase (decrease) in other payables	115,943	(340,798)
Net Cash Provided (Consumed) By Operating Activities	44,946	(575,294)
CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for construction in progress	(1,666,577)	-
Purchases of fixed assets	(68,361)	(129,696)
Increase in rental deposit	(131,600)	-
Acquisition of land use right	(1,441,594)	(244,232)
Net Cash Consumed By
Investing Activities	(3,308,132)	(373,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	-	61,919
Advances from shareholder	4,670,322	39,723
Repayments of shareholder advances	(1,268,499)	-
Borrowings under bank credit facility	827,600	-
Funds set aside in collateral account	(255,955)	-
Net Cash Provided By Financing Activities	3,973,468	101,642

Cash effect of other comprehensive income	1,693	3,638
Net change in cash	711,975	(843,942)
Cash balance, beginning of period	283,601	1,127,543

Cash balance, end of period	$995,576	$283,601
The accompanying notes are an integral part of these financial statements
-F5-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
RESTATED

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

On January 23, 2003, the Company entered into a Share Exchange Agreement (the Agreement) to exchange 24,000,000 of it shares for all of the equity interests of Shenzhen Naiji Electrical Equipment Co., Ltd. (Naiji), a company incorporated in China. This transaction has been accounted for as a reverse merger, with Naiji treated as the acquiring company. As a result of the merger, prior financial information has been restated. Subsequent to that date, the operations of the Company reflect the combined operations of the Company and Naiji. The Company had no assets or liabilities on the date of the merger, so no allocation of the purchase price was made. As a further result of the merger, the shareholders of Naiji became the shareholders of AEPI.

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

The officers of the Company control, through a combination of direct ownership and a shareholder trust, most of the outstanding stock of the Company. As a result, insiders will be able to control the outcome of all matters requiring stockholder approval and will be able to elect all of the Company directors.

-F6-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
RESTATED

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
RESTATED

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

Taxes

Naiji generates its income in China where Value Added Tax, Income Tax, City Construction and Development Tax and Education Surcharge taxes are applicable. Neither AEPI nor Naiji, conduct any of its operations in the U.S.; therefore, U.S. taxes are not applicable.

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
RESTATED

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Other Comprehensive Income

The Company reports as other comprehensive income revenues, expenses, and gains and losses that are not included in the determination of net income. Resultant gains during the years 2006 or 2005 amounted to $1,693 and $3,638, respectively.

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
RESTATED

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

3. RESTATEMENTS

On October 5, 2006 the Company determined that a restatement of its financial statements for the year ended December 31, 2006 was necessary to eliminate the consolidation of Shenzhen Naiji Science and Technology Co. Ltd., to correct an error in recording the issuances of 3,000,000 shares of common stock and 5,000,000 shares of preferred stock, and to correct several errors in accounting.

The effect of these restatements on the Company’s previously issued audited December 31, 2006 financial statements is detailed below:

Statement of Income and Comprehensive Income December 31, 2006
	Previously	Increase	As
	Reported	(Decrease)	Restated
Sales:	$8,080,641	$ (6,629)	$8,074,012
Cost of Sales	6,654,826	(122,582)(A)	6,777,408
Gross Profit	1,425,815	(129,211)	1,296,604

Selling and Administrative
Expenses	897,626	129,671 (A)	767,955
Operating Income	528,189	460	528,649

Other Income	42,613	4,143 (B)	46,756
Interest Expense	(30,007)	(6,623)(B)	(36,630)
Other Expense	(12,784)	(6,655)(C)	(19,439)
Minority Interest	1,958	(1,958)(D)	-

Income Before Income Taxes	529,969	(10,633)	519,336

Income Taxes:
Current Provision	60,983	409	60,574
Deferred Taxes	(8,449)	(40,446)(E)	31,997
Net Tax Provision	52,534	(40,037)	92,571

Net Income	477,435	(50,670)	426,765

Other Comprehensive Income	35,543	(33,850)(F)	1,693

Total Comprehensive Income	$ 512,978	$ (84,520)	$ 428,458

Income Per Share	$.02	$(.01)(G)	$.01

Weighted Average Number of Shares Outstanding	26,250,000	21,774,658(G)	48,024,658

-F10-

Statement of Cash Flows 12/31/06
	Previously	Increase	As
	Reported	(Decrease)	Restated
Cash Flows From Operations:
Net Income	$ 477,435	$ (50,670)	$ 426,765
Interest Imputed on Shareholder Advances	-	31,905 (I)	31,905
Accrual of Deferred Tax Asset	(8,449)	40,446 (E)	31,997
Provision for Minority Interest in Earnings	(1,958)	1,958 (D)	-

Increase (Decrease) in Other Receivables	(85,449)	109,836 (J)	24,387
Increase in Advances to Suppliers	(1,564,330)	1,520,112 (H)	(44,218)
Increase in Accounts Payable	1,127,580	(827,597)(K)	299,983
Decrease in Accrued Liabilities	(56,782)	38,035 (L)	(18,747)
Increase in Other Payables	6,972	108,971 (M)	115,943

Net Cash Provided (Consumed) By Operating Activities	(928,050)	972,996	44,946

Cash Flows From Investing Activities:
Construction in Progress	(1,191,776)	(474,801)(H)	(1,666,577)
Increase in Rent Deposit	(12,086)	(119,514)(J)	(131,600)
Acquisition of Land Use Right	(359,240)	(1,082,354)(H)	(1,441,594)

Net Cash Consumed By Investing Activities	(1,631,463)	(1,676,669)	(3,308,132)

Cash Flows From Financing Activities:
Issuance of Common Stock	$ 750,000	$ (750,000)(N)	$ -
Issuance of Preferred Stock	4,000,000	(4,000,000)(N)	-
Advance From Shareholder	-	4,670,322 (N)	4,670,322
Repayments of Shareholder Advances	(797,717)	(470,782)(N)	(1,268,499)
Borrowings Under Bank Credit Facility	-	827,600 (K)	827,600
Capital Contributions To Minority Owned VIE	375,852	(375,852)(O)	-

Funds Deposited In Collateral Account	-	(255,955) (P)	(255,955)
Net Cash Provided By Financing Activities	4,328,135	(354,667)	3,973,468

Cash Effect of Other Comprehensive Income	35,543	(33,850)(F)	1,693

Net Change In Cash	1,804,165		711,975
		(1,092,190)(P)(Q)

Cash Balance, Beginning of Period	283,601	-	283,601
Cash Balance, End of Period	$ 2,087,766	$ (1,092,190)	$ 995,576

-F11-

Balance Sheet as of December 31, 2006
	Previously	Increase	As
	Reported	(Decrease)	Restated
Current Asset:
Cash	$ 2,087,766	$ (1,092,190)(P)(Q)	$ 995,576
Other Receivables	151,447	278,232 (J)	429,679

Advances to Suppliers	1,743,538	(1,520,112)(H)	223,426
Total Current Assets	7,687,885	(2,334,070)	5,353,815

Fixed Assets:
Land Use Right	1,355,566	1,082,354 (H)	2,437,920

Construction In Progress	1,191,776	521,528 (H)	1,713,304
Total Fixed Assets	3,098,362	1,603,882	4,702,244

Accumulated Depreciation and Amortization	274,662	46,727(R)	321,389
Net Fixed Assets	2,823,700	1,557,155	4,380,855

Other Assets:
Collateral Deposit	-	255,955 (P)	255,955
Rental Deposit	27,456	119,514 (J)	146,970
Deferred Taxes Recoverable	40,446	(40,446)(E)	-
Total Other Assets	67,902	335,023	402,925

Total Assets	$10,579,487	$ (441,892)	$10,137,595

Liabilities:

Current Liabilities:
Notes Payable	$-	$827,600 (K)	$ 827,600
Accounts Payable	2,815,319	(827,597)(K)	1,987,722
Accrued Liabilities	117,676	38,035 (L)	155,711

Other Liabilities	42,224	108,971 (M)	151,195
Total Current Liabilities	3,681,223	147,009	3,828,232

Minority Interest	373,894	(373,894)(D)	-

Stockholders’ Equity:
Capital in Excess of Par Value	5,446,260	(130,487)(N)	5,315,773
Retained Earnings	792,904	(44,394)(S)	748,510
Earnings Appropriated for Statutory Reserve	190,025	(6,276)(S)	183,749

Accumulated Other Comprehensive Income	39,181	(33,850)(F)	5,331
Total Stockholders’ Equity	6,524,370	(215,007)	6,309,363
Total Liabilities and Stockholders Equity	$10,579,487	$(441,892)	$10,137,595

-F12-

Statement of Changes In Stockholders’ Equity:
	Previously	Increase	As
	Reported	(Decrease)	Restated
Balance, December 31, 2005	$ 1,261,392	$ -	$ 1,261,392
Issuance of Common and Preferred Stock	4,750,000		4,587,608
		(162,392)(N)
Interest Imputed on Shareholder Loans	-	31,905 (I)	31,905
Net Income For Period	477,435		426,765
		(50,670)(S)
Other Comprehensive Income For Period	35,543		1,693

		(33,850)(F)
Balance, December 31, 2006	$ 6,524,370	$ (215,007)	$ 6,309,363

(A) Primarily the result of a reclassification of delivery expense, previously classified as Selling and Administrative Expense.

(B)	Primarily the result of a reclassification between interest income and interest expenses.

(C)	Correction of recording of an adjustment to income taxes which had been charged to other expense.

(D)	Shenzhen Naiji Science and Technology Co. Ltd. had erroneously been consolidated with the Company. As a result this account was created. That company is now not consolidated.

(E)       The accrual of the deferred tax asset was based on the assumption that the Company would be able to use several tax benefits carried forward from previous years. The Company has been granted exemption from income taxes for the years 2006 and 2007 and 50% exemption for 2008, 2009, and 2010. The likelihood that these potential benefits will be used within the prescribed carryforward period has, thus, been substantially reduced. A valuation reserve has, therefore, been created to offset the deferred tax accrual.

(F)       The change in the composition of the account balances on the balance sheet resulted in changes in the translated balances.

(G)	Appropriate recognition was not given to the effect of the 2006 stock split on the average shares outstanding.

(H)	A $1,520,000 deposit with the prime contractor of the construction project was previously included in advances to suppliers. Since this deposit was approximately the same proportion of the total expected cost to this contractor as the portion of the project that had been completed at December 31, 2006, this deposit has been reclassified to construction in progress. Partially offsetting this increase in construction in progress is a $1,065,000 transfer to land use rights which previously was included in construction in progress.

(I)	Interest on shareholder advances had erroneously been omitted from the original filing.

(J)	A rent deposit has been reclassified from other accounts receivable.

(K)	A balance of $ 827,600 for notes due on a bank credit facility has been reclassified from accounts payable.

(L)	A $39,000 refund of 2005 income taxes must be returned. See Note 11.

(M)	A $109,000 balance due to the former holders of the land use right is in dispute and had not previously been recorded; it has now been recorded.

(N)       The issuance during 2006 of 3,000,000 shares of common stock and 5,000,000 shares of preferred stock was compensated with $4,750,000. Most of this compensation was cancellation of amounts due shareholders, with only a portion coming to the Company in 2006. This transaction was previously incorrectly reported in the statement of cash flows. See Note 8.

(O)       Shenzhen Naiji Science and Technology Co. Ltd. was previously deemed erroneously to be a VIE and was consolidated with Company financial statements. That treatment has been corrected and it is now not consolidated.

(P)	This deposit has been reclassified from cash to a separate account. See Note 10.

(Q)	The accounts of Shenshen Naiji Science and Technology Co. Ltd. are no longer included in these consolidated amounts, causing these balances to change.

(R)       The cost of the land use right, which has a 50 year life, was not previously amortized. This amortization has been capitalized during 2006 as part of the construction project. When construction is complete, future amortization will be charged to expense.

(S)       Results from Changes in the Statement of Income.

-F13-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
RESTATED

4. STATUTORY RESERVE

The Company allocates 10% of its previous year's after tax profits, if any, to the Statutory Reserve Fund and 5% to the Statutory Public Welfare Fund as determined from year to year. These funds are allocated appropriately until reserves reach 50% of Paid in Capital.

5. ACCOUNTS RECEIVABLE

The balance of accounts receivable has been reduced by a provision for doubtful accounts in the amount of $302,974.

6. LAND USE RIGHT

On September 7, 2004, Naiji entered into an agreement to lease 3.77 hectares of land from the Government of China for a period of 50 years. The total lease price at the time was $ 1,359,855. Later, Naiji was required to make additional payment to compensate the former holders of this right for loss of business use of the land. As a result, the total cost, including fees and other costs, was increased to $2,437,920. This amount has been fully paid. This transaction closed during 2006 and the lease term expires January 19, 2056.

After taking possession of the land, the Company discovered the existence of a water system on the land which restricts use of the land. As a result, the Company withheld $106,815 of the amount due to the former holders of the land use right. The final amount due for the land is being arbitrated; the $106,815 has not been recorded on the Company books.

The cost of the land use right is being amortized over its 50 year term; this amortization is being capitalized during the construction period (see Note 7).

7. CONSTRUCTION IN PROGRESS

Construction began during 2006 of new office and manufacturing facilities on land which is leased from the PRC (Note 6). Construction cost is expected to total approximately $8,000,000; the project was completed September 2007. Spending through December 31, 2006 totaled $1,191.000.

8. RELATED PARTY TRANSACTIONS

Capital stock of 3,000,000 common shares and 5,000,000 preferred shares was issued during 2006 to the Company president and its secretary, who are also substantial Company shareholders. Consideration for these issuances was principally the elimination of shareholder advances. These shareholders had made loans to Naiji which at December 26, 2006 totaled $4,199,540. These loans were supplemented by $162,392 of interest which had previously accrued on the shareholder loans and a $388,062 advance to the shareholders.

The president of Naiji provides office space in Vancouver without charge. If rent were charge for this space, it would be insignificant.

The Company accrued $31,905 of interest on shareholder in 2006, and $44,230 in 2005. These amounts were not paid and were used as part of the consideration for common and preferred shares issued during 2006 – see above.

The president of the Company, who is also a significant shareholder, owns 39% of the equity interests of a major supplier. The Company made purchases from that supplier of approximately $1,500,000 during 2006, and $1,120,000 during 2005.

-F14-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
RESTATED

9.             RENTALS UNDER OPERATING LEASES

The Company conducts its operations from its principal business office in Shenzhen China. This space is leased under an operating lease which expires in April 2009. The Company also has administrative branch offices throughout the China region and this space is rented from month to month. Rental expense during 2006 and 2005 was $101,962 and $94,007, respectively.

10. NOTES PAYABLE

The Company has a credit facility with Shenzhen Business Bank under which it can borrow up to $2,300,000, with interest at the Basic Rate (a rate which is promulgated periodically by the China central bank - People’s Bank of China). The facility expires October 11, 2007. The principal balance on this facility at December 31, 2006 was $827,600. The facility is collateralized by the land use right (Note 6) and by a cash deposit with the bank equal to 30% of the outstanding balance of the facility ($255,955 at December 31, 2006).

11. INCOME TAXES

During 2006, the legal status of the Company within China was changed from a private company to a foreign investment company. That change in status entitles the Company to preferential treatment for income taxes. During the years 2006 and 2007, the Company will be exempt from income taxes; during the years 2008, 2009, and 2010, the Company will have a 50% exemption from income taxes. As a condition of these exemptions, the Company was required to return refunds it had received for the years 2004 and 2005. These totaled $60,219. Additionally, the Company had previously accrued deferred tax assets of $31,997. The length of the new tax exemption makes less certain the recoverability of these deferrals, so a valuation reserve was provided during 2006 to offset these deferred tax assets.

A reconciliation of the tax calculated by applying the Chinese statutory tax rate to pretax income with the provisions for income taxes is presented below.

	2006	2005
Tax calculated using statutory rate	$77,950	$47,088
Increase attributable to nondeductible expenses	8,411	9,058
Return of refunds of prior periods	60,219	-
	146,580	56,146
Less, 2006 exemption	86,006	-
Tax provision	60,574	56,146
Adjustment for deferred taxes	31,997	(31,997)
Net provision	$92,571	$24,149

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the asset will not be realized. The Company provided in 2005 for a number of expenses on the books which are different in timing from their deductibility for income taxes. The principal item among them is a provision for bad debts. The tax effects of these expenses have been accrued as deferred tax assets. As described above, a valuation reserve was provided during 2006 to offset these deferred tax assets, as follows:

Deferred tax assets	$32,352
Valuation reserve	32,352
Balance	$ -

-F15-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
RESTATED

12. EXPENSES

Major items included in Selling & Administrative expenses were the following:

	2006	2005

Travel and Promotion	$150,092	127,191
Technical Support and warranty	23,980	54,633
Marketing	51,323	17,707
Salaries, benefits and dues	253,899	226,183
Depreciation and amortization	64,653	64,208
Occupancy	57,750	94,007
Office and Utilities	31,768	38,407
Other	134,490	86,377
Total Expenses	$767,955	$708,713

13.	SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest during either of the periods presented.

Cash was paid for income taxes in the amounts of $ 22,355 in 2006 and $62,350 in 2005. Capital stock was issued during 2006 in return for the cancellation of shareholder loans totaling $4,361,932, of which $3,401,823 represented cash added during 2006. These issuances included 3,000,000 shares of common stock and 5,000,000 shares of preferred stock.

The $46,727 provision made in 2006 for amortization of the land use rights was capitalized as part of construction in progress.

14.             RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Management believes that none of the recently adopted accounting pronouncements will have a material affect on the Company financial position, results of operations, or cash flows.

15. CONTINGENCIES

Consistent with business practices in China, the Company carries no insurance except for auto insurance.

-F16-

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

Prior to the issuance of our financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in our financial statements for the year ended December 31, 2006, fairly presents, in all material respects, the financial condition and results of operations of the Company.

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

Name	Age	Position	Period Serving	Term
Yulong Guo	45	CEO, President, Director,	September 1, 2007 -	1 year
		Treasurer	August 31, 2008

Xiaoling Chen	41	Secretary, Chief	September 1, 2007 -
		Accounting Officer	August 31, 2008	1 year

Dudley Delapenha	74	Director	September 1, 2007 -
			August 31, 2008	1 year

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

Investor Relations

We currently have not engaged any investor relations professionals.

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

Audit Committee Financial Expert

We do not have an audit committee financial expert serving on the audit committee. Under the applicable Securities and Exchange Commission standard under Item 401(e) of Regulation S-B, an audit committee financial expert means a person who has the following attributes:

·	An understanding of generally accepted accounting principles and financial statements;

·	The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

·	Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities;

·	An understanding of internal controls and procedures for financial reporting; and

·	An understanding of audit committee functions.

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

Stock Option Grants

Please refer to ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER under stock option grants.

Consulting Agreements

We do not have any employment or consulting agreement with any of our officers or directors and we will not pay our directors any amount for acting on the Board of Directors.

ITEM 11.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                              MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of November 6, 2007 certain information regarding the beneficial ownership of our common stock by:

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

As of November 6, 2007, 51,959,693 shares with a par value of $0.001 per share were issued and outstanding. We are authorized to issue 150,000,000 shares with a par value of $0.001 per share.

	Name and Address	of Amount and Nature of
Title of Class			% Class (1)
	Beneficial Owner	Beneficial Owner
Officers and Directors:
Common Stock	XiaoLing Chen	5,300,000	10%

Common Stock	YuLong Guo	23,925,100	46%

Officers and Directors as a Group		29,225,100	56%

5% Shareholder:
Common Stock	Ying Yang	4,600,000	9%

Total Officers, Directors and		33,825,100	65%
5% shareholder

(1) Based on 51,959,693 shares outstanding as of November 6, 2007.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13.	EXHIBITS
Exhibit Number		Description
3.1		Certificate of Incorporation, dated August 30, 2002-Berita International Corporation (1)
3.2		Certificate of Incorporation, dated December 24, 2003-Keiji International Group Inc. (1)
3.3		Certificate of Incorporation, dated September 30, 2004-Asia Electrical Power
International Group Inc. (1)
3.4		Articles of Incorporation, dated August 26, 2002-Berita International Corporation (1)
3.5		Certificate Amending Articles of Incorporation dated December 24, 2003 changing our name to "Keiji International Group Inc." (1)
3.6		Certificate Amending Articles of Incorporation dated September 30, 2004 changing our name to "Asia Electrical Power International Group Inc." (1)
3.7		Bylaws, effective September 3, 2002 (1)
10.1		Share Exchange Agreement between Shenzhen Naiji Equipment Co., Ltd and Asia
Electrical Power International Group Inc., dated January 23, 2003. (1)
10.2		Letter from Shenzhen Naiji Electrical Equipment Co. Ltd confirming shares issued in the
Share Exchange Agreement were exchanged in equal proportion, dated January 23, 2003.
(1)
10.3		Standard Supplier Contract (2)
10.4		Standard Sales Contract (2)
23.1		Consent Letter from Robert Jeffrey, CPA
31.1		CEO Section 302 Certification
31.2		CAO Section 302 Certification
32.1		CEO Section 906 Certification
32.2		CAO Section 906 Certification
99.1		2007 Stock Option Plan(3)

(1)Incorporated by reference from our Form SB-2 that was originally filed with the SEC on October 29, 2004.

(2)Incorporated by reference from our Form SB -2, Amendment No. 1 that was originally filed with the SEC on February 14th , 2005.

(3) Incorporated by reference from Form 8K that was originally filed with the SEC on May 30, 2007

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the Company's last two fiscal years:

	2006	2005
Audit fees	$24,000 $	24,000
Audit-related fees	5,000	5,000
Tax fees	-	-
All other fees	5,000	5,000

Total	$34,000 $	34,000

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

                                                                            ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

Date: November 6, 2007

By: /s/ Yulong Guo Yulong Guo President, Chief Executive Officer and Director

By: /s/ Xiaoling Chen Xiaoling Chen Secretary, Chief Accounting Officer

     In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yulong Guo	President, Chief Executive Officer	November 6, 2007
Yulong Guo	and Director

/s/ Xiaoling Chen	Secretary & Chief Accounting Officer	November 6, 2007
Xiaoling Chen