Form 10QSB
period 2007-09-30
Asia Electrical Power International Group, Inc.
filed 2007-11-14
CIK 1306046

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 ________________ FORM 10-QSB ________________

  ☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

 ☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to . Commission file number 000-51787 ________________

ASIA ELECTRICAL POWER

INTERNATIONAL GROUP INC.

(Exact name of small business issuer as specified in its charter)

________________

NEVADA (State or other jurisdiction of incorporation or organization)	98-0522960 (IRS employer Identification No.)

6130 Elton Avenue, Las Vegas, Nevada, 89107 (Address of principal executive offices)

702-216-0470 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐   No ☒

As of September 30, 2007, 51,959,692 shares of the issuer’s Common Stock, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐  No ☒

Item 1. FINANCIAL STATEMENTS

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

Consolidated Financial Statements SEPTEMBER 30, 2007 (Prepared Without Audit)

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED BALANCE SHEETS
ASSETS	Nine Months Ended	Year Ended
	September 30, 2007	December 31, 2006
		(Restated)
Current Assets:	(Unaudited)	(Audited)
Cash	$3,074,638	$995,576
Accounts receivables	2,099,806	1,878,453
Other receivables	82,835	429,679
Advances to suppliers	165,013	223,426
Inventory	1,929,047	1,826,681
Total current assets	7,351,339	5,353,815
Fixed Assets:
Land use right	2,437,920	2,437,920
Production equipment	165,091	161,682
Office equipment	99,094	85,061
Vehicles	331,828	304,277
Construction in progress	4,138,664	1,713,304
	7,172,597	4,702,244
Less accumulated depreciation	379,224	321,389
Net fixed assets	6,793,373	4,380,855
Other Assets:
Collateral deposit	192,747	255,955
Deposits	371,854	146,970
Total other assets	564,601	402,925
Total Assets	$14,709,313	$10,137,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$642,491	$827,600
Accounts payable	2,616,862	1,987,722
Advances from customers	717,085	706,004
Accrued liabilities	148,277	155,711
Other liabilities	156,368	151,195
Shareholder advances	661,189	-
Total current liabilities	4,942,272	3,828,232

Stockholders’ Equity:
Common stock: authorized 150,000,000 shares of
$0.001 par value; issued and outstanding 51,959,693	51,960	51,000
and 51,000,000, respectively
Preferred stock: authorized 5,000,000 shares of $ 0.001 par
value; issued and outstanding 5,000,000 shares	5,000	5,000
Paid in capital - Stock options	1,908,333	-
Capital in excess of par value	7,932,157	5,315,773
Retained Earnings (Deficit)	(551,595)	748,510
Earnings appropriated for statutory reserves	183,749	183,749
Accumulated other comprehensive income	237,437	5,331
Total Stockholders’ equity	9,767,041	6,309,363
Total Liabilities and Stockholders’ Equity	$14,709,313	$10,137,595
The accompanying notes are an integral part of these financial statements.	-F1-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Month Periods Ended September 30, 2007 and 2006
(Prepared Without Audit)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Revenue	$ 8,054,898	$ 5,479,082	$3,407,703	$2,339,027
Cost of Sales	6,748,400	4,516,669	2,867,053	1,842,388
Gross Profit	1,306,498	962,413	540,650	496,639

Expenses:
Stock Options Issued for Services	1,908,333	-	-	-
Selling and Administrative Expenses	679,407	667,844	181,553	283,443
	2,587,740	667,844	181,553	283,443

Operating Income (Loss)	(1,281,242)	294,569	359,097	213,196

Other Income (Expense)	(18,862)	43,504	(20,629)	16,369

Income (Loss) Before Income Taxes	(1,300,104)	338,073	338,468	229,565

Provision for Income Taxes:
Current Provision	-	(69,223)	-	(40,920)

Net Income (Loss) for the Period	(1,300,104)	268,850	338,468	188,645

Other Comprehensive Income (Loss)-	232,107	11,630	189,741	(607)

Total Comprehensive Income (Loss)	$ (1,067,997)	$ 280,480	$528,209	$188,038
Income (Loss) Per Common Share -
Basic and Diluted	($0.03)	$0.01	$0.01	$0.00
Weighted average number of shares	51,426,530	48,000,000	51,959,693	48,000,000
outstanding

-F2-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Prepared Without Audit)

	2007	2006
CASH FLOWS FROM OPERATIONS:
Net income (loss)	$ (1,300,104)	$ 268,850
Charges not requiring the outlay of cash:
Depreciation and amortization	57,834	62,094
Issuance of stock options for services	1,908,333	-
Changes in assets and liabilities:
Increase in accounts receivable	(221,353)	(340,254)
Decrease (Increase) in other receivables	346,843	(116,876)
Decrease (increase) in advances to suppliers	58,414	(43,827)
Increase in inventory	(102,366)	(258,261)
Increase in deposits	(224,884)	-
Increase in accounts payable	629,140	142,378
Increase (decrease) in advances from customers	11,081	(171,509)
Increase in other payable	5,173	-
Decrease in accrued liabilities	(7,434)	(3,703)
Decrease in deferred taxes	-	31,997

Net Cash Provided (Consumed) By Operating Activities	1,160,677	(429,111)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchases of fixed assets	(44,993)	(33,408)
Increase in construction in progress	(2,425,360)	(163,795)
Deposit on land	-	(1,366,632)

Net Cash Consumed By Investing Activities	(2,470,353)	(1,563,835)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Advances from shareholder	661,189	2,327,175
Proceeds from sale of common shares	2,617,343	-
Reduction of funds set aside for collateral account	63,208	-
Repayments under bank credit facility	(185,109)	-
Net Cash Provided By Financing Activities	3,156,631	2,327,175

Cash effect of foreign currency translations	232,107	11,630
Net change in cash	2,079,062	345,859
Cash balance, beginning of period	995,576	283,601
Cash balance, end of period	$ 3,074,638	$ 629,460

The accompanying notes are an integral part of these financial statements.

-F3-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of Asia Electrical Power International Group Inc. (“the Company”) as of September 30, 2007 and for the three and Nine month periods ended September 30, 2007 and 2006, have been prepared in accordance with United States generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007.

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

To assist with financing an expansion of Company facilities, the president of the Company advanced $ 661,189 during the nine months ended September 30, 2007. This advance is due on demand and bears interest of 6% per annum.

3.	INCOME TAXES

The Company was granted an exemption from income taxes the year 2007. Such exemptions are available to Chinese enterprises classified as foreign investment companies. This exemption is for 100% of 2007 taxes and 50% of the income taxes of 2008, 2009, and 2010.

4.	STOCK OPTIONS

On April 24, 2007, the Board of Directors adopted a stock option plan, entitled 2007 Stock Option Plan, under which options to purchase up to 5,000,000 shares of common stock may be granted to officers, employees, and consultants. During the quarter ended September 30, 2007 options to purchase 5,000,000 shares were granted at exercise prices of $3 per share. The value of the options, determined by a Black Sholes valuation model, was $ 1,908,333. This value has been charged to expense during the nine month period ended September 30, 2007.

5.	COMMON STOCK

On June 1, 2007 the Company sold 872,447 shares of its common stock in a private transaction, which yielded proceeds of 2,617,343. An additional 87,246 shares were issued as a finders fee.

6.	SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

The Company did not make any cash payments of interest during the three month and nine month periods of 2007 and 2006. Cash payments of income taxes were made only in the nine month period of 2006, in the amount of $13,597.

There were no non cash investing transactions during any of the periods reported. There were non cash financing transactions in the 2007 nine month period. Shares of common stock totaling 87,246 shares, were issued as a finders fee during June 2007 in connection with the sale of 872,447 shares of Company common stock.

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

History

Asia Electrical Power International Group Inc. (“AEPI or the Company”) was incorporated in the State of Nevada on August 30, 2002 as “Berita International Corporation”, for the purpose of producing high and mid-voltage electrical switchgears in PRC. On December 24, 2003, we changed our name to “Keiji International Group Inc.” and on September 30, 2004 we changed our name to “Asia Electrical Power International Group Inc.”.

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

Trends in the market

We expect a high volume of new domestic business from electricity infrastructure investments as a result of the PRC’s 11th five year plan which will:

“Build new socialist rural areas, optimize and upgrade industrial structures, promote concordant development of regions, build a conservation-minded and environment-friendly society, further system reform and enhance opening-up, efficiently practice strategies to invigorate China through science and education and through human resource development, and give impetus to constructing a socialist harmonious society.” – Source, www.China.org

With new developments in rural areas, the PRC will be accepting bids to service such areas to establish electrical networks. We anticipate such new developments will increase our sales by 40% per year for fiscal 2007 and 2008 year ends and 30% by fiscal 2009 year end. A majority of our sales are generated through existing customer base by referrals however with these new developments, we expect a substantial amount of our sales to be generated by fulfilling PRC contract bids to service rural areas in 2007 though 2009.

Results of Operations

For the Three and Nine month Period ended September 30, 2007, compared to Three and Nine month Period ended September 30, 2006.

Revenues

We generated revenues for the nine months ended September 30, 2007, 2006 of $ 8,054,898 and $ 5,479,082, respectively. The increase of $ 2,575,816 or 47% was attributed to establishing additional branch offices and sales staff devoted solely to marketing of our products in various areas.

For the three month periods ended September 30, 2007 and 2006, our revenues were $ 3,407,703 and $2,339,027, respectively. The increase of $ 1,068,676 or 46% was mainly as a result of a slow start in the 2006 year as a result of various businesses being closed for the Chinese New Year. We did not experience this lag in the 2007 period as many of customers/vendors opened their business earlier than usual. The increase was also attributed to establishing additional branch offices and sales staff devoted solely to marketing of our products in various areas.

Cost of Sales

Our cost of sales for the nine month period ended September 30, 2007 and 2006 were $ 6,748,400 and $4,516,669 which yields 84% and 82% of revenues, respectively.

Our cost of sales for the three month period ended September 30, 2007 and 2006 were $ 2,867,053 and $1,842,388 which yields 84% and 79% of revenues, respectively.

Our cost of sales is typically 80% and 90% of revenues depending on whether we take advantage of purchase discounts granted on advances made to suppliers or make larger bulk purchases in which we receive a discounted bulk price. The cost of sales for the three month period ended September 30, 2006 were a lower percentage yield to revenues of 79% were as a result of several bulk purchases made during the period which were discounted.

Also included in cost of sales is transportation expense for delivery to customers. Such costs are on the rise as a result of the PRC imposing further taxes on fuel and new fees per transportation unit based on the vehicle weight. These fees were imposed to generate the funds for improvements of roads.

Selling and Administrative Expenses

On April 24, 2007, the Board of Directors adopted a stock option plan, entitled 2007 Stock Option Plan, under which options to purchase up to 5,000,000 shares of common stock may be granted to officers, employees, and consultants. Options to purchase 5,000,000 shares were granted at prices of $3 per share. The value of the options, were determined by a Black Sholes valuation model, were $ 1,908,333. The vesting schedule for these options is 90% in year 1 and 10% in year 2.

Our other selling and administrative expenses consist of the following for the three and nine month period ended September 30, 2007 and 2006:

	For the Nine Month Period Ended September 30,

	2007	2006		%
			Change	Change
Salaries, benefits and dues	$324,424	$166,851	$157,572	94%
Travel and promotion	132,736	80,428	52,308	65%
Office and utilities	61,397	56,296	5,101	9%
Depreciation	48,057	47,193	865	2%
Occupancy	46,943	39,913	7,030	18%
Technical support	23,751	15,271	8,480	56%
Marketing	15,611	37,213	(21,602)	-58%
Transportation	5,867	7,724	(1,857)	-24%
Research & Development	(437)	64,295	(64,732)	-101%
Bad debt (recoveries)	(25,383)	106,097	(131,480)
Other	46,441	46,563	(122)	0%

Total expenses	$679,407	$667,844	$11,563	2%

	For The Three Month Period Ended September 30,

	2007	2006		%
			Change	Change
Salaries, benefits and dues	$90,533	$56,035	$34,498	62%
Travel and promotion	48,715	33,702	15,013	45%
Occupancy	15,865	15,151	714	5%
Office and utilities	11,243	16,117	(4,874)	-30%
Marketing	10,241	23,981	(13,740)	-57%
Technical support	9,404	6,529	2,875	44%
Depreciation	6,351	8,617	(2,266)	-26%
Transportation	1,852	2,929	(1,077)	-37%
Research & Development	(3,041)	(5,357)	2,316	-43%
Bad debt (recoveries)	(25,383)	106,097	(131,480)	-124%
Other	15,773	19,642	(3,869)	-20%

Total expenses	$181,553	$283,444	$(101,890)	-36%

Salaries increased as a result of bonuses paid to sales staff employees and also retaining additional staff in branch offices.

Our Travel and Promotion costs were increased as a result of continuing market research efforts, surveying north, eastern, and western markets. Promotion costs consist of functions held for current and prospective customers for the purpose of maintaining good client relations with current customers while providing an opportunity to generate interest by prospective customers. We hope to generate referrals through our existing customer base. We expect to incur such promotion costs on an ongoing basis.

Office and Utilities costs increased as a result of increased utility rates, however decreased during the 2007 three month period as a result of an overpayment made in the previous quarters.

Occupancy expense is not expected to fluctuate as monthly payments are predetermined as per our lease agreement and any deviation from such amounts are as a result of increases to maintenance or common area costs. Our office and manufacturing facilities are leased from July 31, 2004 until April 30, 2006 wherein a new lease was negotiated with our lease to expire April 30, 2007. Our occupancy cost per month increased by approximately 30% to reflect the change in the market conditions which have allowed occupancy costs in the area to increase.

Technical Support costs increased as a result of various on site visits initiated by management to ensure the customer’s satisfaction.

Marketing costs decreased as we are in the process of negotiating with various marketing agencies. These negotiations are expected to be finalized by the end of the 3rd quarter.

Transportation expense consists of travel for follow up and on call visits for technical support. Such costs increased as a result of the PRC imposing further taxes on fuel and new fees per transportation unit based on the vehicle weight. These fees were imposed to generate the funds for improvements of roads.

Our Research & development costs are incurred upon review of technical support logs which determine which of our products require refinements based on customer reviews. Such costs were over accrued during the last quarters, resulting in a negative balance.

Our Bad Debts decreased as a result of recovery of various accounts which were considered uncollectible as they were older than 3 years.

Liquidity and Capital Resources

As of September 30, 2007, we had a positive working capital of $ 2,409,067.

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

We have a credit facility with Shenzhen Business Bank under which we can borrow up to $2,300,000, with interest at the Basic Rate (a rate which is promulgated periodically by the China central bank - People’s Bank of China). The facility expired October 11, 2007 and was renewed. The principal balance on this facility at September 30, 2007 was $ 642,491. The facility is collateralized by the land use right and by a cash deposit with the bank equal to 30% of the outstanding balance, or $ 192,747, of the facility.

We may also receive capital contributions from our shareholders.

As of September 30, 2007, we received $ 661,189 in shareholder loans from Mr. Guo, our President.

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

New Manufacturing Facilities

Through September 30, 2007, we incurred construction costs in the amount of $ 4,138,664 for excavation and land leveling, surrounding roadwork, design & architectural fees and building construction costs relating to structural work.

Our new facilities were completed September 2007 and operations commenced in October. Funding for this project was provided by shareholder loans and bank loans. Our new facilities occupy 300,000 square feet with 158,000 square feet of new manufacturing facilities. New facilities are approximately 5 times the size of our old facilities and as such will have the capabilities of meeting production requirements based on our projected levels of sales in the next 3 years.

Our previous office space was located 28th Building, Lishan Industrial Zone, Xinghai Road, Nanshan District, Shenzhen. This office space is currently not in use and we currently examining subletting possibilities however have not finalized any agreements as of to date.

Cash Flows Operating Activities

Net Cash provided by operating activities was $ 1,160,677 in the ninth month 2007 period, compared to cash consumed of $429,111 in the 2006 nine month period; the changes are summarized as follows:

	2007	2006
Net income (loss)	$(1,300,104)	$268,850
Issuance of stock options for services	1,908,333	-
Increase in accounts receivable	(221,353)	(340,254)
Decrease (increase) in advances to suppliers	58,414	(43,827)
Increase in inventory	(102,366)	(258,261)
Increase in accounts payable	629,140	142,378
Increase (decrease) in advances from customers	11,081	(171,509)
Other	177,532	(26,488)
Net Cash Provided (Consumed) By Operating Activities	$1,160,677	$(429,111)

Our accounts receivables increased as a result of retaining several contracts which were made on account. Our advances to suppliers decreased substantially as a result of the fact that our new manufacturing facilities were near completion as of September 2007 and advances were no long required to secure various building materials.

In anticipation of sales levels projected until the fiscal year end, we replenished our inventory levels to fulfill such orders which were made on account.

Investing Activities

Net Cash consumed by investing activities in 2007 was $ 2,470,353 which was used to purchase office equipment for our branch offices. Increase in construction in progress is attributed solely to completion of the final stages of construction of our new facilities. Our new facilities were completed late September and we commenced operations in October 2007.

Financing Activities

Net Cash provided by financing activities in 2007 was $ 3,156,631 as result of shareholder loans provided by Mr. Guo consisting of $ 661,189 and proceeds we received from the sale of our common stock. Please refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” below.

We also have a credit facility with Shenzhen Business Bank. Please refer to “Sources of Capital” above.

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

Our insiders, being the directors, officers and principal shareholders (owning more than 5% of our outstanding share), own an aggregate of approximately 65% of our outstanding shares. As a result, the insiders will be able to control the outcome of all matters requiring stockholder approval and will be able to elect all of our directors. Such control, which may have the effect of delaying, deferring or preventing a change of control, is likely to continue for the foreseeable future and significantly diminishes control and influence which future stockholders may have in the Company.

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

(B)     Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s third quarter ended September 30, 2007, the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2006

On December 21, 2006, we approved a stock split wherein the number of authorized common stock with a par value $0.001 was to be increased on a two for one basis. The total authorized capital increased from 75,000,000 to 150,000,000 shares of common stock. Accordingly, the number of issued common shares increased from 24,000,000 to 48,000,000. The Company also approved the establishment of a new class of preferred shares with a $ 0.001 par value with an authorized capital of 5,000,000 preferred shares.

On December 22, 2006, 5,000,000 shares of preferred stock, par value $0.001, were allotted and issued to our President, Yulong Guo for repayment of shareholder loans.

A further 2,500,000 shares of common stock were allotted and issued on December 22, 2006 to Yulong Guo and 500,000 shares issued to Xiaoling Chen. These shares were issued for repayment of shareholder loans.

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

As a result of the aforesaid share issuances, the issued and outstanding share capital of the Company is now 51,959,693 common shares (51,000,000+872,447+87,246) and 5,000,000 shares of preferred stock.

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

Our articles and by-laws do not contain any provisions that would delay, defer or prevent our change in control.

Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Submission of Matters to a Vote of Security Holders
None
Item 5.	Other Information
None.
Item 6.
A)	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, dated August 30, 2002-Berita International Corporation
(1)
3.2	Certificate of Incorporation, dated December 24, 2003-Keiji International Group
Inc. (1)
3.3	Certificate of Incorporation, dated September 30, 2004-Asia Electrical Power
International Group Inc. (1)
3.4	Articles of Incorporation, dated August 26, 2002-Berita International Corporation (1)
3.5	Certificate Amending Articles of Incorporation dated December 24, 2003 changing our name to “Keiji International Group Inc.” (1)
3.6	Certificate Amending Articles of Incorporation dated September 30, 2004 changing our name to “Asia Electrical Power International Group Inc.” (1)
3.7	Bylaws, effective September 3, 2002 (1)
31.1	CEO Section 302 Certification
31.2	CAO Section 302 Certification
32.1	CEO Section 906 Certification
32.2	CAO Section 906 Certification
(1)	Incorporated by reference from our Form SB-2 that was originally filed with the SEC on October 29, 2004.

B) Reports on Form 8-K During the 1st quarter ended March 31, 2007

·	Form 8-K Filed on January 8, 2007 reporting the following items:

Item 3.02: Unregistered Sales of Equity Securities

Item 3.03: Material Modifications to Rights of Security Holders

Item 5.02: Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers Item 5.03: Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year Item 9.01: Financial Statements and Exhibits

·	Form 8K/A was filed on January 29, 2007 to correct errors on Form 8K filed on January 8, 2007.

During the 2nd quarter ended June 30, 2007

·	Form 8K filed on May 30, 2007 reporting the following items:

Item 8.01: Other events – Approval of the 2007 Stock Option Plan Item 9.01: Financial statements and Exhibits

·	Form 8K filed on June 4, 2007 reporting the following items:

Item 5.02: Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers – Appointment of 2 directors, Dudley Delapenha and Locksley Samuels

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASIA ELECTRICAL POWER
INTERNATIONAL GROUP INC.
Date:	November 14, 2007
/s/ Yulong Guo
By:
Yulong Guo
President, Chief Executive Officer and Director

/s/ Xiaoling Chen
By:
Xiaoling Chen
Secretary, Chief Accounting Officer