Form 10-K
period 2007-12-31
Asia Electrical Power International Group, Inc.
filed 2008-04-14
CIK 1306046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒              Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

☐             Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                  to                .

Commission file number: 000-51787
Asia Electrical Power International Group Inc.
(Name of small business issuer in its charter)

Nevada		98-0522960
(State or other jurisdiction of incorporation or		(IRS Employer Identification No.)
organization)

6130 Elton Avenue, Las Vegas, Nevada		89107
(Address of principal executive offices)		(Zip Code)

Issuer's telephone Number	1-888-597-8899
Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value Common		OTCBB
(Title of class)		(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated	Smaller reporting
		filer ☐	company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐  NO ☒

·	State issuer's revenue for its most recent fiscal year: $ 11,671,597 for the fiscal year ended December 31, 2007

·	The aggregate market value of held by non-affiliates and affiliates as of April 10, 2008 was $ 47,515,300 and $ 61,080,459, respectively. For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer's common capital stock have been deemed affiliates.

·	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 51,959,693 shares of common stock outstanding as of April 10, 2008.

· Transitional Small Business Disclosure Format (Check one):   Yes ☐ ;     No ☒

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

Asia Electrical Power International Group Inc. ("AEPI" or the "Company") undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10K/A. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

For the years ended December 31, 2007 and 2006, we generated a loss and profit of $ 946,837 and 426,765, respectively.

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

• Our sales staff regularly keep in contact with developers and contractors for future referrals to service any new development projects.

• Sales staff also seek new developers and contractors within their region via referrals from existing customers, or community resources (newspapers, trade magazines, etc.).

·	Wholesale manufactures who may make bulk purchases.

• We may offer a discount on bulk purchases and or discounts if we receive referrals from new customers. Manufacturers may keep promotional materials of ours in efforts to promote our products to their customer base.

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

Sales Network:

We have developed an integrated sales network in PRC outside of Guangdong unless otherwise stated:

Branch Office Location	Kilometers from Principal Office in Shenzhen

Guangzhou (Inside Guangdong)	137
Nanning	864
Changsha	1,306
Huizhou (Inside Guangdong)	92
Kunming	1,867
Changchun	3,554
Shanxi	655
Jinan	2,188
Beijing	2,639
Yinchuan and	2,874
Xi-an	1,980
Hefei (Anhui)	*
Lanzhou (Ganshu)	*
Zhengzhou (Henan)	*

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

ITEM 1A.                           RISK FACTORS

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

Our insiders, being the directors, officers and 5% shareholders, own an aggregate of approximately 65% of our outstanding shares. Our President holds 100% of 5,000,000 units of our preferred shares with entitles each preferred share to 100 votes. As a result, the insiders will be able to control the outcome of all matters requiring stockholder approval and will be able to elect all of our directors. Such control, which may have the effect of delaying, deferring or preventing a change of control, is likely to continue for the foreseeable future and significantly diminishes control and influence which future stockholders may have in the Company. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

ITEM 2                                                PROPERTIES

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

On January 20, 2006, we entered into an agreement with Shenzhen Land Resource and Real Estate Management Bureau ("Land Resource Bureau"), a division of the PRC Government, for compensation of loss of business to the previous users of the Leased Land. The Leased Land was previously used as farmland for cultivating various crops. The compensation is based on a calculation of area of land use of which the Land Resource Bureau determined to be $ 1,359,885 USD. Full payment was made in June 2007. We received shareholder loans from Mr. Guo for payment of this compensation. The total cost of the Leased Land is $ 2,437,920.

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

New Manufacturing Facilities

As of December 31, 2007, we incurred construction costs in the amount of $ 597,557 for constructing dormitories for employees. New manufacturing and office facilities were completed August 2007 and operations commenced late September. Funding for this project was provided by shareholder loans and bank loans. Our new facilities occupy 300,000 square feet with 158,000 square feet of new manufacturing facilities. New facilities are approximately 5 times the size of our old facilities and as such will have the capabilities of meeting production requirements based on our projected levels of sales in the next 3 years. The total cost of the new facilities is approximately $ 3,800,000.

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

Our filing agent is located in Vancouver, BC of which provides us with answering and English/Chinese translation services, EDGAR filing services, fax services, reception area and shared office, and boardroom meeting facilities. This office is provided rent free by our President, Yulong Guo and is kept in good condition. There are currently no proposed programs for the renovation, improvement or development of the facilities that we currently use. We believe that this arrangement is suitable given the nature of our current operations, and also believe that we will not need to lease additional administrative offices for at least the next 12 months.

ITEM 3.	LEGAL PROCEEDINGS
None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on September 1, 2007, the following individuals were elected unanimously to the Board of Directors to serve until the next Annual Meeting of Stockholders:

Name	Age	Position	Period Serving	Term
Yulong Guo	45	CEO, President, Director,	September 1, 2007 -	1 year

		Treasurer	August 31, 2008

Xiaoling Chen	41	Secretary, Chief	September 1, 2007 -
		Accounting Officer	August 31, 2008	1 year

Dudley Delapenha	74	Director	December 31, 2007 -
			August 31, 2008	1 year

Allan Moore	72	Director	May 31, 2007-
			August 31, 2008	1 year

Locksley Samuels	55	Director	May 31, 2007-	1 year
			August 31, 2008

We approved the appointment of Robert G. Jeffrey as our independent accountants for the fiscal year ended December 31, 2007.

PART II

ITEM 5.                  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET FOR COMMON EQUITY

Stockholders of Our Common Shares

As of April 10, 2008, we have 51,959,693 commons shares outstanding and 5,000,000 preferred shares outstanding.

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

Stock Option Grants

On April 24, 2007, the Board of Directors of the Company approved the granting of options to purchase a total of 5,000,000 shares of common stock as described in the 2007 Stock Option Plan (the “2007 Plan”) to directors, officers, employees and consultants of the Company. The following is intended as a brief description of the 2007 Plan and is qualified in its entirety by the full text of the 2007 Plan.

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

The Company did not have an equity compensation plan in place as of December 31, 2007.

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

DESCRIPTION OF SECURITIES

Please also refer to Recent Sales of Unregistered Securities above. As of April 10, 2008, our total authorized capital is 150,000,000 common shares with a par value of $0.001 per share.

24,000,000 common shares are issued to 21 shareholders on January 23, 2003 wherein we entered into an Asset and Share Exchange Agreement (the "Agreement") Naiji whereby we acquired all its issued and outstanding stock for consideration of 24,000,000 shares of our common stock.

Of this total, 7,290,000 shares of common stock are were registered under Regulation S on Form SB2 effective January 27, 2007. The offered selling price was $0.02 per share.

On December 21, 2007, the company approved a stock split wherein the number of authorized common stock with a par value $0.001 was to be increased on a two for one basis. The total authorized capital increased from 75,000,000 to 150,000,000. Accordingly, the number of issued common stock increased from 24,000,000 to 48,000,000. The Company also approved the establishment of a new class of preferred shares with a $ 0.001 par value with an authorized capital of 5,000,000 preferred shares.

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

Item 6.                           SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data with respect to fiscal years 2003 through 2007 have been derived from the Company’s audited Consolidated Financial Statements. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in this Annual Report on Form 10 K and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year
	2003	2004	2005	2006	2007

Consolidated Statements of
Income Information:
Revenue	$ 4,934,276	$ 5,147,198	$ 6,840,242	$ 8,074,012	$ 11,671,597
Cost of goods sold	4,249,816	4,286,623	5,884,153	6,777,408	9,724,800
Gross profit	684,460	860,875	956,089	1,296,604	1,946,797
Operating expenses:
Selling & administrative
expenses	558,118	750,316	792,072	767,955	1,063,509
Option issued for services	-	-	-	-	1,908,333
Total operating expenses	558,118	750,316	792,072	767,955	2,971,842
Operating income (loss)	126,342	110,259	164,017	528,649	(1,025,045)
Total other income (expense)	(27,982))	8,873)	149,903	(9,313))	(78,208)
Income before provision for
income taxes	98,363	119,132	313,921	519,336	(946,837)
Provision for income taxes	37,990	58,115	21,149	92,571	-
Net income	$ 60,373	$ 61,017	$ 289,772	$ 426,765	$ (946,837)
Per share information—
diluted(a):
Net income per share	$ -	$ -	$ 0.01	$ 0.01	$ (0.02)
Diluted weighted average
number of shares	24,000,000	24,000,000	24,000,000	48,024,658	51,559,821
Balance Sheet Information (as of
end of fiscal year):
Cash and cash equivalents	$ 698,747	$ 1,127,543	$ 283,601	$ 995,576	$ 2,920,073
Working capital	437,964	(154,306)	(70,360)	1,525,583	1,882,145
Total assets	3,492,282	4,538,198	4,683,734	10,137,595	15,858,207
Total debt	2,797,041	3,628,497	3,422,342	3,828,232	5,978,656
Total noncurrent liabilities
(including debt)	-	-	-	-	-
Stockholders’ equity	695,241	909,701	1,261,392	10,137,595	9,879,551

ITEM 7.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our next Annual Report on form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Management's Discussion and Analysis of Financial Condition and Results of Operation

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance from December 31, 2007 compared to December 31, 2006.

	2007	% Sales	2006	% Sales
Sales	$11,671,597	100%	$ 8,074,012	100%
Cost of Goods Sold	9,724,800	83%	6,777,408	84%
Gross Profit	$1,946,797	17%	$ 1,296,604	16%

Our revenues increased as a result of the change in market conditions as a result of the PRC Government encouraging business development in the province and thus the development of electrical networks to be established. The increase was also as a result of marketing strategies we implement throughout our branch offices located in various regions. The majority of our sales are generated from referrals from existing customers. So as long as we sustain our marketing strategies at currently levels which consist also of providing what we believe to be a higher level of customer service, we foresee we will continue to receive referrals through our customers, and resulting increase in revenues. The effectiveness of our strategies also allows us to maintain our selling prices at levels which sustain our working capital needs.

We intend on maintaining our marketing strategies and will monitor, review, and adjust such marketing strategies as market conditions change.

The following is a summary of the expenses we incurred during the period. Most expenses increased in line with the increase in sales except as otherwise noted:

		% of Total	% of Total		% of Total	% of Total
	2007	Sales	Expenses	2006	Sales	Expenses

Salaries, benefits and dues	435,834	4%	40%	$ 253,899	3%	33%
Travel/Entertainment/Promotion	188,566	2%	18%	150,092	2%	20%
Occupancy	27,723	*	3%	57,750	*	7%
Depreciation and amortization	197,331	2%	19%	64,653	1%	8%
Technical Support	33,566	*	3%	23,980	*	3%
Other	180,529	1%	17%	217,581	3%	29%
Total Expenses	$ 1,063,509	9%	100%	$767,955	9%	100%

* Less than 1%

Salaries and benefits increased as a result of our expansion into our new facilities wherein we retaining additional staff in our various departments and also as a result of rewarding bonuses to staff. Salary benefits consist of social insurance and union fees.

Traveling and entertainment/promotion costs increased as a result of the increase in the number of sales staff hired and their respective travel to promote our product line to prospective customers. Sales staff traveled mostly to regions outside of the Guangdong province. Promotion costs consist of functions held for current and prospective customers for the purpose of maintaining good client relations with current customers and provide an opportunity to generate interest by prospective customers. The increase was also due to the increase in gas prices. We hope to generate referrals through our existing customer base. We expect such costs to remain at this level in the next coming fiscal year.

We also incurred expenses to hold staff functions during the year in conjunction with training purposes. These expenses are examined periodically and are reduced when deemed necessary by management.

Occupancy expenses decreased as a result of moving into our new facilities on September 2007. Previous facilities are leased from July 31, 2004 until April 30, 2007.

Technical support and warranty increased as a result of our efforts expended on quality control measures. We encourage our clients to contact us with any questions, concerns, comments they have about their product and the level of our customer service. We have taken the input provided by our clients and made improvements to our product line and services which has contributed to the decrease in number of warranty claims.

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

Interest Expense, net (2007 - $ 45,397 vs. 2006 - $ 36,630)

Interest expense, net increased as a result of a credit facility obtained from the Shenzhen Business Bank which we could borrow up to $ 2,300,000 at the basic rate as determined by the China Central Bank. The facility expired in 2007 and was not renewed.

Other income (2007-$ 43,531 vs. 2006 - $ 42,613) and Other expenses (2007-$10,720 vs. 2006 - $ 12,784)

Other income consists of amounts received from suppliers for compensation of faulty products sold to us. The compensation consists of amounts reimbursed for defective materials and loss of business. The matter was settled privately.

Other expenses mainly consist of bad debts incurred on various accounts older than 3 years.

Performance indicators

We measure our performance per the following indicators as set forth below. Our performance is affected by trends and uncertainties which we have experienced thus far or that we foresee may occur.

1.	Achieve sales levels consistently of $ 12,500,000 each fiscal year. We expect our sales to increase by approximately 30% as a result of the PRC's 11th 5 year plan implemented effective 2007. Please see above "Trends in the Market".

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

Liquidity and Capital Resources Working Capital Needs:

As of December 31, 2007 we had a working capital of $ 1,882,145. Over the next 12 months, we will require approximately $8,800,000 to sustain our working capital needs as follows based on projected sales of $ 12,500,000:

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

We have a credit facility with Shenzhen Business Bank under which we can borrow up to $2,300,000, with interest at the Basic Rate (a rate which is promulgated periodically by the China central bank - People’s Bank of China). The facility expires October 11, 2007. The principal balance on this facility at December 31, 2007 was $827,600. The facility is collateralized by the land use right and by a cash deposit with the bank equal to 30% of the outstanding balance of the facility ($255,955 at December 31, 2007).

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

Cash Flows Operating Activities:

Cash flows of $ 3,433,168 were generated by operating activities during 2007. In 2006, operating activities added cash in the amount of $ 44,946. The following summarizes the inflow and outflow of cash for these periods:

	2007	2006
Net Income (loss)	$(946,837)	$ 426,765
Options issued for services	1,908,333	-
Decrease (increase) in accounts receivable	254,051	(355,588)
Increase in advances to suppliers	(25,762)	(44,218)
Increase in inventory	(715,277)	(526,371)
Increase in accounts payable	1,393,769	299,983
Increase (decrease) in advances from customers	215,785	(21,172)
Increase in other payables	1,419,200	115,943
Other	(70,094)	149,604
Net Cash Provided By Operating Activities	$3,433,168	$ 44,946

Cash flow from accounts receivable decreased as we settled several customers of which had accounts older than 1 year. These accounts are on average outstanding for 1 year and it is common in the industry to consider such accounts current. We normally have these accounts settled between 1.5 years and 2 years.

Expenditures from advances to suppliers and accounts payable increased as a result of the increase in inventory.

We increased our levels of raw materials in inventory to meet our current and projected production needs.

Our advances from customers increased as a various customers securing their orders for completion at a later date. The increase in other payables was as a result of the completion of

Investing Activities:

Our cash consumed by investing activities was $ 3,545,718 in 2007 and $ 3,308,132 in 2006. The increase was mainly as a result of the increase in constructing in progress costs which we incurred for constructing new dormitories, office and manufacturing facilities. Construction in progress costs incurred are for land construction costs consisting of removal of previous facilities and other relevant costs required for preparation of the land.

Financing Activities:

Cash flows provided by financing activities was $ 2,045,698 in 2007 and $ 3,973,468 in 2006. We received the proceeds from sale of common stock in the amount of $ 2,617,343. Please refer to “Recent Sales of Unregistered Securities” above. The remaining balance consists of borrowings made under the credit facility as discussed above.

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

Item 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk, foreign currency exchange rate risk, security market risk, commodity price risk, and other relevant market rate or price risks. We do not have any significant risks related to equity investments, security markets or derivative financial instruments as we do not have equity investments in privately held companies, security markets or derivative financial instruments. Nor do we have any significant interest rate risk, as we do not have bank loans, and its promissory notes and loans to related parties have fixed interest rates. We are exposed to foreign currency exchange rate risk, commodity price risk and credit risk.

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. 100% of our revenues and costs and expenses for the year ended December 31, 2007 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99% of our assets were denominated in RMB as of December 31, 2007. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. We have not reduced our exposure to exchange rate fluctuations by using hedging transactions. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. During the year 2007, the foreign currency translation adjustment to our comprehensive income was $ 8,651 as a result of the RMB depreciating U.S. dollar.

Credit Risk

We are exposed to credit risk from our cash at bank and contract receivables. At December 31, 2007, we had a credit risk exposure of cash at bank of approximately $2,920,073. The credit risk on cash at bank is limited because the bank in which our cash is deposited is a very reputable bank and it is not expected to have significant credit risk. We do not require collateral or other securities to support financial instruments that are subject to credit risk. We grant credit to our customers in China. Accounts receivables are subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectibility of contract receivables by assessing, among other factors, the customer's willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers. Our customers have good payment history and our accounts are current, and we currently do not have significant bad debt provision.

ITEM 8.                     FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Asia Electrical Power International Group, Inc.

We have audited the accompanying consolidated balance sheet of Asia Electrical Power International Group, Inc. as of December 31, 2007, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asia Electrical Power International Group, Inc. as of December 31, 2007, and the results of its operations and cash flows for the years ended December 31, 2007 and 2006 in conformity with U.S. generally accepted accounting principles.

/s/Robert G. Jeffrey
ROBERT G. JEFFREY, Certified Public Accountants
April 9, 2008
Wayne, New Jersey

-F1-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED BALANCE SHEET
December 31, 2007
ASSETS
Current Assets:
Cash	$2,920,073
Accounts receivables, net of provision for doubtful
accounts	1,624,402
Other receivables	525,180
Advances to suppliers	249,188
Inventory	2,541,958
Total current assets	7,860,801
Fixed Assets:
Land use right	2,429,518
Buildings	3,802,277
Production equipment	275,382
Office equipment	269,335
Vehicles	330,796
Construction in progress	567,557
7,674,865
Less accumulated depreciation and amortization	489,057
Net fixed assets	7,185,808
Other Assets:
Deposits	811,598
Total other assets	811,598

Total Assets	$15,858,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 3,389,893
Advances from customers	921,789
Accrued liabilities	96,578
Other liabilities	1,570,396
Total current liabilities	5,978,656
Stockholders’ Equity:
Common stock: authorized 150,000,000 shares of $0.001
par value; issued and outstanding 51,959,693 and	51,960
51,000,000 shares, respectively
Preferred stock: authorized 5,000,000 shares of $0.001 par
value; issued and outstanding 5,000,000 shares	5,000
Capital in excess of par value	7,932,156
Paid in capital - options	1,908,333
Retained deficit	(198,327)
Earnings appropriated for statutory reserves	183,749
Accumulated other comprehensive loss	(3,320)
Total stockholders’ equity	9,879,551
Total Liabilities and Stockholders’ Equity	$15,858,207

The accompanying notes are an integral part of these financial statements.

-F2-

     ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME(LOSS) AND COMPREHENSIVE INCOME(LOSS)
For the Years Ended December 31, 2007 and 2006

	2007	2006

Revenue	$11,671,597	$8,074,012
Cost of sales	9,724,800	6,777,408
Gross Profit	1,946,797	1,296,604

Expenses:
Selling and administrative expenses	1,063,509	767,955
Options issued for services	1,908,333	-
Total operating expenses	2,971,842	767,955
Operating income (loss)	(1,025,045)	528,649

Other Income and Expense:
Other income	43,531	46,756
Interest income	85,024	-
Interest and financial expense	(39,627)	(36,630)

Other expense	(10,720)	(19,439)
Income (Loss) Before Income Taxes	(946,837)	519,336

Provision for Income Taxes:
Return of refunds of prior periods	-	60,574
Adjustment of previously accrued deferred tax asset	-	31,997
Net tax provision	-	92,571

Net income (loss)	(946,837)	426,765

Other comprehensive income (loss) – foreign currency
translated adjustments	(8,651)	1,693

Total comprehensive income (loss)	$ (955,488)	$ 428,458

Income (Loss) Per Share -
Basic and Diluted	$ (0.02)	$ 0.01

Weighted average
Number of shares
Outstanding	51,559,821	48,024,658

The accompanying notes are an integral part of these financial statements.
-F3-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007, and 2006

									Accumulated
					Capital in	Paid in			Other
	Common Stock		Preferred Stock		Excess of	Capital –	Statutory	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Par Value	Options	Reserve	Earnings	Income	Total
Balance, December 31, 2005	24,000,000	$24,000	-	$-	$728,260	$-	$119,734	$ 385,760	$3,638	$1,261,392
Shares issued for stock split	24,000,000	24,000			(24,000)
Issuance of common shares	3,000,000	3,000	5,000,000	5,000	4,579,608					4,587,608
Interest imputed shareholder loans					31,905					31,905
Net income for period								426,765	1,693	428,458
Allocation of statutory reserve							64,015	(64,015)		-
Balance, December 31, 2006	51,000,000	51,000	5,000,000	5,000	5,315,773	-	183,749	748,510	5,331	6,309,363
Issuance of common shares	959,693	960			2,616,383					2,617,343
Options issued for services						1,908,333				1,908,333
Net loss for period								(946,837)	(8,651)	(955,488)
Balance, December 31, 2007	51,959,693	$51,960	5,000,000	$5,000	$7,932,156	$1,908,333	$183,749	$(198,327)	$(3,320)	$9,879,551

The accompanying notes are an integral part of these financial statements.

-F4-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006
	2007	2006
CASH FLOWS FROM OPERATIONS:
Net income (loss)	$(946,837)	$ 426,765
Charges (credits) not involving the receipt or outlay of cash:
Depreciation and amortization	84,540	80,062
Options issued for services	1,908,333	-
Interest imputed on shareholder advances	-	31,905
Accrual of deferred tax asset	-	31,997
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	254,051	(355,588)
Decrease (increase) in other receivables	(95,501)	24,387
Increase in advances to suppliers	(25,762)	(44,218)
Increase in inventory	(715,277)	(526,371)
Increase in accounts payable	1,393,769	299,983
Increase (decrease) in advances from customers	215,785	(21,172)
Decrease in accrued liabilities	(59,133)	(18,747)
Increase in other payables	1,419 ,200	115,943
Net Cash Provided By
Operating Activities	3,433,168	44,946

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for construction in progress	(2,881,090)	(1,666,577)
Purchases of fixed assets	-	(68,361)
Increase in deposits	(664,628)	(131,600)
Acquisition of land use right	-	(1,441,594)
Net Cash Consumed By
Investing Activities	(3,545,718)	(3,308,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	-	4,670,322
Repayments of shareholder advances	-	(1,268,499)
Issuances of common stock	2,617,343	-
Borrowings under bank credit facility	-	827,600
Repayment of borrowings under bank credit facility	(827,600)	-
Funds set aside in collateral account	-	(255,955)
Return of funds set aside in collateral account	255,955	-
Net Cash Provided By
Financing Activities	2,045,698	3,973,468

Effect of exchange rate changes on cash	(8,651)	1,693
Net change in cash	1,924,497	711,975
Cash balance, beginning of period	995,576	283,601
Cash balance, end of period	$2,920,073	$ 995,576

The accompanying notes are an integral part of these financial statements
-F5-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

1. ORGANIZATION and BUSINESS

Organization of Company

The Company was incorporated in the State of Nevada on August 30, 2002 as Berita International Corporation, for the purpose of producing high and mid-voltage electrical switchgears in the People's Republic of China (China). On December 24, 2003, the Company changed its name to Keiji International Group Inc. (Keiji) and on September 30, 2004 the Company changed its name to Asia Electrical Power International Group Inc. (the Company).

On January 23, 2003, the Company entered into a Share Exchange Agreement (the Agreement) to exchange 24,000,000 of its common shares for all of the equity interests of Shenzhen Naiji Electrical Equipment Co., Ltd. (Naiji), a company incorporated in China. This transaction has been accounted for as a reverse merger, with Naiji treated as the acquiring company. As a result of the merger, prior financial information has been restated. Subsequent to that date, the operations of the Company reflect the combined operations of the Company and Naiji. The Company had no assets or liabilities on the date of the merger, so no allocation of the purchase price was made. As a further result of the merger, the shareholders of Naiji became the shareholders of the Company.

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

Risks and Uncertainties

The Company operates under authority of a business license which was granted June 20, 1997 and expires in the year 2022. Renewal of the license depends on the result of government inspections which are made to ensure environmental laws are not breeched.

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
December 31, 2007

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Statements

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Naiji. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash

For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with an original maturity of three months or less to be cash equivalents.

Concentrations Of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. However, all Company assets are located in China, and Company cash balances are on deposit at financial institutions in China, the currency of which is not free trading. Foreign exchange transactions are required to be conducted through institutions authorized by the Chinese government and there is no guaranty that Chinese currency can be converted to U.S. or other currencies.

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

Fair Value Of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, accounts receivable, other receivables, advances to suppliers, accounts payable, accrued liabilities, and other liabilities, approximate their fair values at December 31, 2007.

-F7-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Inventories

Inventories are valued at the lower of cost or market, with cost being determined on the first in, first out, basis.

At December 31, 2007 inventories consisted of the following:

Raw materials	$1,419,201
Work in process	622,462
Finished goods	500,295
Total	$2,541,958

Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed using the straight line method, with lives of twenty years for buildings, ten years for production equipment, and five years for office furniture and equipment and for automobiles.

Taxes

Naiji generates its income in China where Value Added Tax, Income Tax, City Construction and Development Tax and Education Surcharge taxes are applicable. Neither the Company, nor Naiji conduct any of its operations in the U.S.; therefore, U.S. taxes are not applicable.

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

Common Stock

Common stock of the Company is occasionally issued in return for services. Values are assigned to these issuances equal to the market value of the common stock at measurement date. Measurement date is defined under EITF 96-18 which states the criteria to be used for the valuation of stock issued for goods and services.

Stock Options

Stock options are valued at fair value on the dates of issuance using a Black Scholes valuation model, in accordance with the provisions of SFAS No. 123R.

-F8-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Allowance For Doubtful Accounts

Provisions are periodically made for doubtful accounts based on evaluation of the ages of the items making up the accounts receivable balances and their creditworthiness.

Other Comprehensive Income

The Company reports as other comprehensive income revenues, expenses, and gains and losses that are not included in the determination of net income. Resultant losses and gains during the years 2007 or 2006 amounted to ($8,651) and $1,693, respectively.

Foreign Currency Translation

All Company assets are located in China. These assets and related liabilities are recorded on the books of the Company in the currency of China (Renminbi). They are translated into US dollars as follows:

(a)	Current assets, current liabilities, and long term monetary assets and liabilities, at the rate of exchange in effect as at the balance sheet date;

(b)	Non-monetary assets and liabilities, at the exchange rates prevailing at the time of the acquisition of the assets or assumption of liabilities; and,

(c)	Revenues and expenses, at the average rate of exchange for the year.

Gains and losses arising from this translation of foreign currency are included in other comprehensive income.

Product Warranties

The Company provides product warranties for approximately ten percent of the products sold. The cost of servicing these warranties has not been significant and it is recorded only as incurred.

Net Income Per Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net income per common share are computed by dividing the net income available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The number of weighted average shares outstanding as well as the amount of net income per share are the same for basic and diluted per share calculations for all periods reflected in the accompanying financial statements. At December 31, 2007, options to purchase 5,000,000 shares of company common stock were outstanding. These options have not been included in the calculation of earnings per share for the year 2007, as to do so would have an anti dilutive effect.

-F9-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Segment Reporting

Management treats the operations of the Company as one segment.

Research and Development

Research costs are expensed as incurred. Development costs are also expensed unless, in the Company's view, they meet specific criteria related to technical, market and financial feasibility, in which case they are deferred and amortized. Amortization is calculated on a straight-line basis over the expected lives of the related products. Through December 31, 2007, the Company had not incurred any research costs which would be required to be amortized. Research and development expenses in 2006 were approximately $27,000 and in 2006 were approximately $16,000.

3.              STATUTORY RESERVE

As required by the Chinese law that governs accounting, the Company allocates 10% of its previous year's after tax profits, if any, to the Statutory Reserve Fund and 5% to the Statutory Public Welfare Fund as determined from year to year. These funds are allocated appropriately until reserves reach 50% of Paid in Capital.

4. ACCOUNTS RECEIVABLE

The balance of accounts receivable has been reduced by a provision for doubtful accounts in the amount of $322,533.

5. LAND USE RIGHT

On September 7, 2004, Naiji entered into an agreement to lease 3.77 hectares of land from the Government of China for a period of 50 years. The total lease price at the time was $ 1,359,855. Later, Naiji was required to make additional payment to compensate the former holders of this right for loss of business use of the land. As a result, the total cost, including fees and other costs, was increased to $2,429,518. This amount has been fully paid. This transaction closed during 2006 and the lease term expires January 19, 2056.

After taking possession of the land, the Company discovered the existence of a water system on the land which restricts use of the land. As a result, the Company withheld $106,815 of the amount due to the former holders of the land use right. The final amount due for the land is being arbitrated.

The cost of the land use right is being amortized over its 50 year term; this amortization was capitalized during the period of construction of the office and production facilities, which were completed during 2007.

-F10-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

6. CONSTRUCTION IN PROGRESS

Construction began during 2006 of new office and manufacturing facilities on land which is leased (Note 6). The work was completed in September 2007, at a total cost of $3,800,000.

7. RELATED PARTY TRANSACTIONS

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

The Company accrued $31,905 of interest on shareholder loans in 2006. This amount was not paid and was used as part of the consideration for common and preferred shares issued during 2006 – see above.

The president of the Company, who is also a significant shareholder, owns 39% of the equity interests of a major supplier. The Company made purchases from that supplier of approximately $3,046,000 during 2007 and $1,500,000 during 2006. There was an outstanding balance due to that supplier at December 31, 2007 of $457,544.

-F11-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

8. RENTALS UNDER OPERATING LEASES

The Company conducts its operations from its principal business office in Shenzhen China. Until September 2007, this space was leased under an operating lease which expired in 2007. The Company also has administrative branch offices throughout the China region and this space is rented from month to month. Rental expense during 2007 and 2006 was $78,061 and $101,962, respectively.

9. NOTES PAYABLE

The Company had a credit facility with Shenzhen Business Bank under which it could borrow up to $2,300,000, with interest at the Basic Rate (a rate which is promulgated periodically by the China central bank – People’s Bank of China). The facility expired during 2007 and was not renewed. The principal balance on this facility at December 31, 2006 was $827,600. The facility was collateralized by the land use right (Note 6) and by a cash deposit with the bank equal to 30% of the outstanding balance of the facility ($255,955 at December 31, 2006).

10. INCOME TAXES

During 2006, the legal status of the Company within China was changed from a private company to a foreign investment company. That change in status entitles the Company to preferential income tax treatment. During the years 2006 and 2007, the Company was exempt from income taxes; during the years 2008, 2009, and 2010, the Company will have a 50% exemption from income taxes. As a condition of these exemptions, the Company was required to return refunds it had received for the years 2004 and 2005. These totaled $60,219. Additionally, the Company had previously accrued deferred tax assets of $31,997. The length of the new tax exemption makes less certain the recoverability of these deferrals, so a valuation reserve was provided during 2006 to offset these deferred tax assets.

A reconciliation of the tax calculated by applying the Chinese statutory tax rate to pretax income with the provisions for income taxes is presented below.

	2007	2006
Tax calculated using statutory rate	$173,069	$ 77,950
Increase attributable to nondeductible expense	-	8,411
Return of refunds of prior periods	-	60,219
	173,069	146,580
Less, tax exemption	173,069	86,006
Tax provision	-	60,574
Adjustment for deferred tax	-	31,997

Net provision	$ -	$ 92,571

-F12-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

10. INCOME TAXES (CONT’D)

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

Deferred tax assets	$31,997
Valuation reserve	31,997
Balance	$ -

11. EXPENSES

Major items included in Selling & Administrative expenses were the following:

	2007	2006

Travel and Promotion	$188,526	$150,092
Technical Support and warranty	33,566	23,980
Salaries and benefits	435,834	253,899
Depreciation and amortization	197,331	64,653
Occupancy	27,723	57,750
Other	180,529	217,581
Total Expenses	$1,063,509	$767,955

12.              SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest during either of the years presented.

Cash was paid for income taxes in the amounts of $58,522 in 2007 and $ 22,355 in 2006. Capital stock was issued during 2006 in return for the cancellation of shareholder loans totaling $4,361,932, of which $3,401,823 represented cash added during 2006. These issuances included 3,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Options to purchase 5,000,000 shares of common stock were issued for services during 2007. These were valued at $1,908,333 and were charged to expense.

The provisions for amortization of the land use rights were capitalized as part of construction in progress. These amounted to $83,128 in 2007 and $46,727 in 2006.

Common shares were issued during 2007 as a finders fee in connection with the issuance of 872,447 shares. These amounted to 87,246 shares, valued at $262,000, which was charged to paid in capital.

-F13-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

13.                RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Management believes that none of the recently adopted accounting pronouncements will have a material affect on the Company financial position, results of operations, or cash flows.

14. CONTINGENCIES

Consistent with business practices in China, the Company carries no insurance except for auto insurance.

-F14-

ITEM 9                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) CONTROLS AND PROCEDURES

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

             Management’s Report on Internal Control Over Financial Reporting

            The management of Asia Electrical Power International Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted principles.

            Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

            As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control- Integrated Framework,” issued by the Committee of Sponsoring Organizations “(“COSO”) of the Treadway Commission. Management’s assessment including an evaluation of the design of the Company’s internal control over financial reporting and testing the operational effectiveness of its internal control over financial reporting.

            Based on this assessment, management determined that, as of December 31, 2007, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

            This Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 9A in this Report.

Changes in Internal Controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company's periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Prior to the issuance of our financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in our financial statements for the year ended December 31, 2007, fairly presents, in all material respects, the financial condition and results of operations of the Company.

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

ITEM 9B.	OTHER INFORMATION
None.
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS

The following table sets forth certain information regarding our directors, executive officers and certain key employees as of December 31, 2007:

Name	Age	Position	Period Serving	Term
Yulong Guo	45	CEO, President, Director,	September 1, 2007 -	1 year
		Treasurer	August 31, 2008

Xiaoling Chen	41	Secretary, Chief	September 1, 2007 -
		Accounting Officer	August 31, 2008	1 year

Dudley Delapenha	74	Director	December 31, 2007 -
			August 31, 2008	1 year

Allan Moore	72	Director	May 31, 2007-
			August 31, 2008	1 year

Locksley Samuels	55	Director	May 31, 2007-	1 year
			August 31, 2008

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

Dudley Delapenha was appointed as a director effective December 21, 2007. Mr. Delapenha is currently performing the equivalent functions of an audit committee, who has not been determined to be an "audit committee financial expert." See below.

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

Effective May 31, 2007, Mr. Allan Moore and Mr. Locksley Samuels were appointed directors of the Registrant.

Allan Moore age 72 is currently the President of AS Moor Consulting Ltd. ("ASMCL") providing consultation services in areas of environmental audits, developing environmental management systems, and sourcing alternative fuels for cement and lime industries. Mr. Moore has been the President of ASMCL since its inception in 1999.

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

Mr. Samuels obtained his Bachelors of Applied Sciences degree in Chemical Engineering from the University of Waterloo in Ontario, Canada in 1975.

Mr. Moore and Mr. Samuels do not have family relationships with any other director or executive officer of the Registrant, and neither have been a party to any transaction with the Registrant during the past fiscal year ended December 31, 2006. The Registrant currently does not have an employment agreement with Mr. Moore or Mr. Samuels.

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

Investor Relations

On January 23, 2007, we engaged Nexus Investor Relations for strategic investor relations efforts.

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

Audit Committee Financial Expert

We do not have an audit committee financial expert serving on the audit committee. Under the applicable Securities and Exchange Commission standards, an audit committee financial expert means a person who has the following attributes:

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of the its common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. As of the year ended December 31, 2007, our officers and directors and person who own more than 10% of our common stock filed timely section 16 related forms.

Code of Ethics

We do not have a code of ethics.

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

ITEM 11.                EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2007 and December 31, 2006.

								NON QUALIFIED
							NON EQUITY	DEFERRED
					STOCK	OPTIONS	INCENTIVE	COMPENSATION	ALL OTHER
NAME	TITLE	YEAR	SALARY	BONUS	AWARDS	AWARDED	PLAN COMPENSATION	EARNINGS	COMPENSATION

Yulong	President,	2007	$5,800	-0-	-0-	$381,667	-0-	-0-	-0-
Guo	CEO and
	Director	2006	$5,800	-0-	-0-	-0-	-0-	-0-	-0-

Xiaoling	Secretary,	2007	$4,400	-0-	-0-	$95,417	-0-	-0-	-0-
Chen	CAO and
	Director	2006	$4,400	-0-	-0-	-0-	-0-	-0-	-0-

In 2006 Mr. Guo received 5,000,000 preferred shares and 2,500,000 common shares as repayment of shareholder loans. On June 13, 2007, the Company granted 1,000,000 non qualified stock options to Mr. Guo.

In 2006 Ms. Chen received 500,000 common shares as repayment of shareholder loans. On June 13, 2007, the Company granted 250,000 non qualified stock options to Ms. Chen.

The stock options granted expire June 13, 2009 and are 90% vested in year 1 and 10% vested in year 2.

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

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of April 10, 2008 certain information regarding the beneficial ownership of our common stock by:

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

As of April 10, 2008, 51,959,693 shares with a par value of $0.001 per share were issued and outstanding. We are authorized to issue 150,000,000 shares with a par value of $0.001 per share.

Title of Class	Name and Address Beneficial Owner	of Amount and Nature of Beneficial Owner	% Class (1)
Officers and Directors:
Common Stock	XiaoLing Chen	5,300,000	10%

Common Stock	YuLong Guo	23,925,100	46%

Officers and Directors as a Group		29,225,100	56%

5% Shareholder:
Common Stock	Ying Yang	4,600,000	9%

Total Officers, Directors and		33,825,100	65%
5% shareholder

(1) Based on 51,959,693 shares outstanding as of April 10, 2008.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On December 22, 2007, 5,000,000 shares of preferred stock, par value $0.001, were allotted and issued to our President, Yulong Guo for repayment of shareholder loans.

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the Company's last two fiscal years:

	2007	2006
Audit fees	$24,000	$24,000
Audit-related fees	5,000	5,000
Tax fees	-	-
All other fees	5,000	5,000

Total	$34,000	$34,000

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

ITEM 15.	EXHIBITS
Exhibit Number		Description
3.1		Certificate of Incorporation, dated August 30, 2002-Berita International Corporation (1)
3.2		Certificate of Incorporation, dated December 24, 2003-Keiji International Group Inc. (1)
3.3		Certificate of Incorporation, dated September 30, 2004-Asia Electrical Power
International Group Inc. (1)
3.4		Articles of Incorporation, dated August 26, 2002-Berita International Corporation (1)
3.5		Certificate Amending Articles of Incorporation dated December 24, 2003 changing our name to "Keiji International Group Inc." (1)
3.6		Certificate Amending Articles of Incorporation dated September 30, 2004 changing our name to "Asia Electrical Power International Group Inc." (1)
3.7		Bylaws, effective September 3, 2002 (1)
23.1		Consent Letter from Robert Jeffrey, CPA
31.1		CEO Section 302 Certification
31.2		CAO Section 302 Certification
32.1		CEO Section 906 Certification
32.2		CAO Section 906 Certification
99.1		2007 Stock Option Plan(3)

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

Date: April 10, 2008

By: /s/ Yulong Guo Yulong Guo President, Chief Executive Officer and Director

By: /s/ Xiaoling Chen Xiaoling Chen Secretary, Chief Accounting Officer

     In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yulong Guo	President, Chief Executive Officer	April 10, 2008
Yulong Guo	and Director

/s/ Xiaoling Chen	Secretary & Chief Accounting Officer	April 10, 2008
Xiaoling Chen