Form 10-Q
period 2008-03-31
Asia Electrical Power International Group, Inc.
filed 2008-05-15
CIK 1306046

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 ________________ FORM 10-QSB ________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of March 31, 2008, 51,959,692 shares of the issuer’s Common Stock, and 5,000,000 preferred shares, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format       Yes ☐  No ☒

Item 1. FINANCIAL STATEMENTS

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

Consolidated Financial Statements March 31, 2008 (Prepared Without Audit)

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED BALANCE SHEETS
ASSETS	Three Months	Year Ended
	Ended March	December 31,
	31, 2008	2007
Current Assets:	(Unaudited)	(Audited)
Cash	$ 1,967,604	$2,920,073
Accounts receivables	2,043,323	1,624,402
Other receivables	255,015	525,180
Advances to suppliers	245,251	249,188
Inventory	2,369,237	2,541,958
Total current assets	6,880,431	7,860,801
Fixed Assets:
Land use right, net accumulated amortization of
$ 109,039 and $ 95,798, respectively	2,416,277	2,429,518
Buildings	3,874,134	3,802,277
Production equipment	436,874	275,382
Office equipment	290,728	269,335
Vehicles	326,911	330,796
Construction in progress	836,271	567,557
	8,181,195	7,674,865
Less accumulated depreciation	520,972	489,057
Net fixed assets	7,660,224	7,185,808
Other Assets:
Collateral deposit	110,784	-
Deposits	969,220	811,598
Total other assets	1,080,004	811,598
Total Assets	$ 15,620,659	$ 15,858,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$369,280	$ -
Accounts payable	2,784,425	3,389,893
Advances from customers	771,011	921,789
Accrued liabilities	107,463	96,578
Other liabilities	206,128	1,570,396
Shareholder advances	1,312,009	-
Total current liabilities	5,550,316	5,978,656

Stockholders’ Equity:
Common stock: authorized 150,000,000 shares of
$0.001 par value; issued and outstanding 51,959,693	51,960	51,960
Preferred stock: authorized 5,000,000 shares of $ 0.001 par
value; issued and outstanding 5,000,000 shares	5,000	5,000
Paid in capital - Stock options	1,908,333	1,908,333
Capital in excess of par value	7,932,156	7,932,156
Deficit	(70,901)	(198,327)
Earnings appropriated for statutory reserves	183,749	183,749
Comprehensive income (loss)	60,046	(3,320)
Total Stockholders’ equity	10,070,343	9,879,551
Total Liabilities and Stockholders’ Equity	$15,620,659	$ 15,858,207

The accompanying notes are an integral part of these financial statements.

-F1-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month Periods Ended March 31, 2008 and 2007
(Prepared Without Audit)

	Three Months Ended March 31,
	2008	2007
Revenue	$ 2,540,778	$1,939,482
Cost of Sales	2,104,601	1,607,415
Gross Profit	436,177	332,067
Expenses:
Selling and Administrative Expenses	306,181	155,682
Operating Income	129,996	176,385
Other Income (Expense)	5,428	(1,908)
Income before Income Taxes	135,424	174,477
Provision for Income Taxes:
Current Provision	(7,998)
Net Income for the Period	127,426	174,477
Other Comprehensive Income -
Foreign currency translation adjustments	63,366	70,535
Total Comprehensive Income	$190,792	$245,012
Income Per Common Share -
Basic and Diluted	$0.00	$0.01
Weighted average number of shares outstanding	51,959,693	33,000,000

The accompanying notes are an integral part of these financial statements.

-F2-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended March 31, 2008 and 2007
(Prepared Without Audit)
	2008	2007
CASH FLOWS FROM OPERATIONS:
Net income	$ 127,426	$ 174,476
Charges not requiring the outlay of cash:
Depreciation and amortization	45,156	19,375
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(418,921)	204,994
Increase in other receivables	270,165	356,752
Decrease (increase) in advances to suppliers	3,937	(8,689)
Decrease (increase) in inventory	172,721	(235,349)
Increase in deposits	(157,622)	(48,265)
Increase (decrease) in accounts payable	(605,468)	310,436
Decrease in advances from customers	(150,778)	(181,179)
Decrease in other payable	(1,364,268)	(6,624)
Increase (decrease) in accrued liabilities	10,885	(26,805)

Net Cash Consumed (Provided) By Operating Activities	(2,066,769)	559,122

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(250,857)	(2,413)
Increase in construction in progress	(268,714)	(631,523)

Net Cash Consumed By Investing Activities	(519,571)	(633,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	1,312,009	86,629
Funds set aside (returned) for (from) collateral account	(110,784)	113,654
Borrowings (repayments) under bank credit facility	369,280	(353,262)
Net Cash Provided (Consumed) By Financing Activities	1,570,505	(152,979)

Comprehensive income – Foreign exchange gain	63,366	70,535
Net change in cash	(952,469)	(157,258)
Cash balance, beginning of period	2,920,073	995,576
Cash balance, end of period	$ 1,967,604	$ 838,318

The accompanying notes are an integral part of these financial statements.

-F3-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of Asia Electrical Power International Group Inc. (“the Company”) as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007, have been prepared in accordance with United States generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2007.

2.	SHAREHOLDER ADVANCES

To assist with financing an expansion of Company facilities, the president of the Company advanced $ 1,312,009 during the three months ended March 31, 2008. This advance is due on demand and bears interest of 6% per annum.

3.	INCOME TAXES

The Company was granted a 50% exemption by the People’s Republic of China from income taxes for the year 2008. Such exemptions are available to Chinese enterprises classified as foreign investment companies. This exemption is for 100% of 2007 taxes and 50% of the income taxes of 2008, 2009, and 2010.

4.	SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

The Company did not make any cash payments of interest during the three month periods of 2008 and 2007. Cash payments of income taxes were made only in the three month period of 2007, in the amount of $ 8,000.

There were no non cash investing transactions during any of the periods reported. There were no non cash financing transactions in the 2008 three month period.

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

History

Asia Electrical Power International Group Inc. (“AEPI or the Company”) was incorporated in the State of Nevada on August 30, 2002 as “Berita International Corporation”, for the purpose of producing high and mid-voltage electrical switchgears in People’s Republic of China (“PRC”). On December 24, 2003, we changed our name to “Keiji International Group Inc.” and on September 30, 2004 we changed our name to “Asia Electrical Power International Group Inc.”.

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

Results of Operations

For the Three month Period ended March 31, 2008, compared to Three month Period ended March 31, 2007.

Revenues

We generated revenues for the three months ended March 31, 2008, 2007 of $ 2,540,778 and $ 1,939,482, respectively. The increase of $ 601,296 or 31% was attributed to establishing additional branch offices and sales staff devoted solely to marketing of our products in various areas.

We expect our revenues to increase as a result of orders from the Chinese government granted during the quarter. The orders were for our secondary electrical power systems components and complete-set equipment to be used to restore and upgrade the damaged electrical grids in numerous provinces throughout China.

On January 29, 2008, just before the start of the Chinese New Year, China was struck with the worst winter storm in over half a century. Millions of people traveling for the Chinese New Year holiday were left stranded due to major disruption and breakdown of the electric grid infrastructure in most cities and provinces throughout China, grounding trains to a halt and engulfing homes, businesses and shelters in darkness. This breakdown of the electric grid caused the Chinese Premier to issue an almost unprecedented apology to the people and promise to make upgrading the electrical grid a top priority for the government. The estimated cost for restoring the electric grid throughout China was placed at about $5.5 billion dollars with an additional $36 billion required to upgrade and reform the grid.

We are one of only a select number of electrical component manufacturers in China to have been granted the designated manufacturer status and received certification as a "Key Manufacturer" by the National Power Authority of China. This initial order of $7 million indicates we have an important part to play in the initial phase of the restoration and rebuilding of the electrical power grid in China. The orders are expected to be completed and delivered this year.

Cost of Sales

Our cost of sales for the three month period ended March 31, 2008 and 2007 were $ 2,104,601 and $ 1,607,415 which yields 83% of revenues for both years, respectively.

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

Selling and Administrative Expenses

Our other selling and administrative expenses consist of the following for the three month period ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007	Change	% Change
Salaries, benefits and dues	$ 198,273	$ 140,613	$ 57,661	41%
Depreciation	45,156	15,939	29,217	184%
Travel and promotion	41,545	30,659	10,886	36%
Office and utilities	17,987	17,057	930	5%
Technical support	11,382	5,531	5,851	106%
Marketing	2,898	6,194	(3,296)	-53%
Transportation	1,289	2,002	(713)	-36%
Occupancy	-	15,456	(15,456)	-100%
Bad debt recoveries	(46,733)	(96,991)	50,258	-52%
Other	34,383	19,222	15,161	78%

Total expenses	$ 306,181	$ 155,682	$ 150,499	97%

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

Office and Utilities costs increased as a result of increased utility rates. We expect such rates to increase in the next quarter ended.

Technical Support costs increased as a result of various on site visits initiated by management to ensure the customer’s satisfaction.

Marketing costs decreased as we are in the process of negotiating with various marketing agencies.

Occupancy expenses were not incurred as we have moved into our newly constructed facilities in September 2007. We do not expect to incur occupancy expenses in the future.

Our Bad Debts recoveries increased as a result of recovery of various accounts which were considered uncollectible as they were older than 3 years.

Liquidity and Capital Resources

As of March 31, 2008, we had a positive working capital of $ 1,330,115.

Over the next 12 months, we will require approximately $ 6,400,000 to sustain our working capital needs as follows based on projected sales of $ 12,500,000:

Materials, Labor, Overhead	$ 5,700,000
Selling Expenses and Administrative Expenses	700,000
Total	$ 6,400,000

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

We have a credit facility with Shenzhen Business Bank under which we can borrow up to $2,300,000, with interest at the Basic Rate (a rate which is promulgated periodically by the China central bank - People’s Bank of China). The facility expired October 11, 2007 and was renewed for another year. The principal balance on this facility at March 31, 2008 was $ 369,280. The facility is collateralized by the land use right and by a cash deposit with the bank equal to 30% of the outstanding balance, or $ 110,784, of the facility.

We may also receive capital contributions from our shareholders.

As of March 31, 2008, we received $ 1,312,009 in shareholder loans from Mr. Guo, our President.

Plans for Expansion:

Given sufficient funding, we expect to expand our operations throughout the region by establishing up to 45 more branch offices devoted to marketing efforts. Each branch office will have approximately 3-10 full time and part time employees. To sustain a new branch office for 12 months, we will require a total of $200,000 of which $164,000 will be allocated to salaries and $36,000 allocated to rent. The need for the $200,000 for expansion and funds required to complete new manufacturing facilities, as discussed below, is not included in the $ 6,400,000 we require to meet working capital needs.

We do not know of any trends, events or uncertainties that are likely to have a material impact on our short-term or long-term liquidity other than those factors discussed above.

Construction of Employee Dormitories

Through March 31, 2008, we incurred construction costs in the amount of $ 836,271 for construction of employee dormitories. Such costs consist of excavation and land leveling, surrounding roadwork, design & architectural fees and building construction costs relating to structural work. Construction is expected to be completed June 2008.

Cash Flows Operating Activities

Net Cash consumed by operating activities was $ 2,066,769 in the three month 2008 period, compared to cash provided by operating activities of $ 559,122 in the 2007 three month period; the changes are summarized as follows:

	2008	2007
Net income	$ 127,426	$ 174,476
Decrease (increase) in accounts receivable	(418,921)	204,994
Decrease (increase) in advances to suppliers	3,937	(8,689)
Decrease (increase) in inventory	172,721	(235,349)
Increase (decrease) in accounts payable	(605,468)	310,436
Decrease in advances from customers	(150,778)	(181,179)
Other	(1,195,685)	294,433
Net Cash Consumed By Operating Activities	$ (2,066,769)	$ 559,122

Our accounts receivables increased as a result of retaining several contracts which were made on account as opposed to advances received therefore resulting in the decrease in such account. Our advances to suppliers decreased substantially as a result of the fact that our new manufacturing facilities were completed September 2007 and advances were no long required to secure various building materials.

In anticipation of sales levels projected until the fiscal year end, we replenished our inventory levels to fulfill such orders which were made on account during the last quarter of 2007. As a result, inventory levels were sufficient to meet our needs during the 1st quarter of 2008.

Investing Activities

Net Cash consumed by investing activities in 2008 was $ 519,571 which was used to purchase office equipment for our branch offices and new production equipment to be fitted in new manufacturing facilities. Increase in construction in progress is attributed solely to construction of dormitories for employees.

Financing Activities

Net Cash provided by financing activities in 2008 was $ 1,570,505 as result of shareholder loans provided by Mr. Guo consisting of $ 1,312,009 and proceeds we received our credit facilities with Shenzhen Business Bank. Please refer to “Sources of Capital” above.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company does not believe that it is significantly exposed to interest rate risk, foreign currency exchange rate risk, commodity price risk, or equity price risk.

Item 4T. CONTROLS AND PROCEDURES

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

                (B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s first quarter ended March 31, 2008, the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings
None.
Item 1A.	Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in our annual report on Form 10-K for the year ended December 31, 2007 filed simultaneously with this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

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

None.

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASIA ELECTRICAL POWER
INTERNATIONAL GROUP INC.
Date:	May 14, 2008
/s/ Yulong Guo
By:
Yulong Guo
President, Chief Executive Officer and Director

/s/ Xiaoling Chen
By:
Xiaoling Chen
Secretary, Chief Accounting Officer