Form 10QSB/A
period 2007-03-31
Asia Electrical Power International Group, Inc.
filed 2008-07-10
CIK 1306046

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 ________________

FORM 10-QSB/A

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

As of March 31, 2007, 51,000,000 shares of the issuer’s Common Stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

***********************************************************************

On October 5, 2006 the Company determined that a restatement of its financial statements for the year ended December 31, 2006 was necessary to eliminate the consolidation of Shenzhen Naiji Science and Technology Co. Ltd., to correct an error in recording the issuances of 3,000,000 shares of common stock and 5,000,000 shares of preferred stock, and to correct several errors in accounting. Please refer to our notes to financial statements number 3 in our amended 10KSB filed with the SEC on November 7, 2007 and our notes to financial statements number 2 in our amended March 31, 2007 financial statements below.

As a result of these errors, the quarter ended March 31 and June 30, 2007 are amended to reflect the elimination of errors carried forward into 2007 records.

***********************************************************************

Item 1. FINANCIAL STATEMENTS

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

Consolidated Financial Statements MARCH 31, 2007 RESTATED (Prepared Without Audit) -F1-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED BALANCE SHEETS
	Three Months Ended	Year Ended
	March 31, 2007	December 31, 2006
ASSETS	RESTATED	RESTATED
Current Assets:	(Unaudited)	(Audited)
Cash	$838,318	$995,576
Accounts receivables	1,673,459	1,878,453
Other receivables	72,926	429,679
Advances to suppliers	232,115	223,426
Inventory	2,062,030	1,826,681
Total current assets	4,878,848	5,353,815
Fixed Assets:
Land use right	2,437,920	2,437,920
Production equipment	161,682	161,682
Office equipment	87,474	85,061
Vehicles	304,277	304,277
Construction in progress	2,344,827	1,713,304
	5,336,180	4,702,244
Less accumulated depreciation	340,765	321,389
Net fixed assets	4,995,415	4,380,855
Other Assets:
Collateral deposit	142,301	255,955
Deposits	195,236	146,970
Total other assets	337,537	402,925
Total Assets	$10,211,800	$10,137,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$474,338	$827,600
Accounts payable	2,298,159	1,987,722
Advances from customers	524,825	706,004
Accrued liabilities	128,906	155,711
Other liabilities	144,571	151,195
Shareholder advances	86,629	-
Total current liabilities	3,657,428	3,828,232

Stockholders’ Equity:
Common stock: authorized 150,000,000 shares of $0.001
par value; issued and outstanding 51,000,000 shares	51,000	51,000
Preferred stock: authorized 5,000,000 shares of $0.001
par value; issued and outstanding 5,000,000 shares	5,000	5,000
Capital in excess of par value	5,315,773	5,315,773
Retained Earnings	922,986	748,510
Earnings appropriated for statutory reserves	183,749	183,749
Comprehensive income	75,864	5,331
Total Stockholders’ equity	6,554,372	6,309,363
Total Liabilities and Stockholders’ Equity	$10,211,800	$10,137,595

The accompanying notes are an integral part of these financial statements.
-F2-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2007 and 2006
 (Prepared Without Audit)
RESTATED

	Three Months Ended March 31,
	2007	2006
Revenue	$1,939,482	$1,406,524
Cost of Sales	1,607,415	1,123,257
Gross Profit	332,067	283,267
Expenses:
Selling and Administrative Expenses	155,682	161,312

Operating Income	176,385	121,955
Other Expense	(1,908)	(13,629)

Income Before Income Taxes	174,477	108,326
Provision for Income Taxes:
Current Provision	-	(10,000)
Realized Deferred Tax Asset	-	(31,997)
Income Tax Recovery	-	27,068
Net Tax Provision	-	(14,929)

Net Income for the Period	174,477	93,397
Other Comprehensive Income -
Foreign currency translation adjustments	70,533	3,077

Total Comprehensive Income	$245,010	$96,474
Income Per Common Share -
Basic and Diluted	$0.01	$0.00
Weighted average number of shares outstanding	33,000,000	24,000,000

The accompanying notes are an integral part of these financial statements.
 -F3-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Prepared Without Audit)
RESTATED

	2007	2006
CASH FLOWS FROM OPERATIONS:
Net income	$174,477	$93,397
Charges not requiring the outlay of cash:
Depreciation and amortization	19,376	19,021
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	204,994	(319,289)
Decrease (increase) in other receivables	356,753	(57,388)
Decrease (increase) in advances to suppliers	(8,689)	18,767
Increase in inventory	(235,349)	(230,700)
Increase in deposits	(48,265)	-
Increase in accounts payable	310,439	285,789
Decrease in advances from customers	(181,179)	(82,320)
Decrease in other payable	(6,624)	(54,233)
Decrease in accrued liabilities	(26,805)	-

Decrease in deferred taxes	-	31,997
Net Cash Provided (Consumed) By Operating Activities	559,128	(294,959)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,413)	(7,472)
Increase in construction in progress	(631,523)	-

Deposit on land	-	(209,710)
Net Cash Consumed By Investing Activities	(633,936)	(217,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	86,629	441,785
Funds set aside for collateral account	113,650	-
Repayment under bank credit facility	(353,262)	-

Net Cash Provided (Consumed) By Financing Activities	(152,983)	441,785
Cash effect of other comprehensive income	70,533	3,077
Net change in cash	(157,258)	(67,279)
Cash balance, beginning of period	995,576	283,601
Cash balance, end of period	$838,318	$216,322

The accompanying notes are an integral part of these financial statements.
-F4-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)
RESTATED

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of Asia Electrical Power International Group Inc. (“the Company”) as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007.

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

2.	RESTATEMENTS

On October 5, 2007, the Company determined that a restatement of its financial statements for the period ended March 31, 2007 was necessary to eliminate the consolidation of Shenzhen Naiji Science and Technical Co. Ltd., to correct an error in recording the issuance of 3,000,000 shares of common stock and 5,000,000 shares of preferred stock, and to correct several errors in accounting.

The effect of these restatements on the Company’s previously issued March 31, 2007 financial statements is detailed below:

Statement of Income and Comprehensive Income, March 31, 2007

	Previously	Increase	As
	Reported	(Decrease)	Restated

Cost of Sales	$1,580,324	$(27,091)(A)	$1,607,415
Gross Profit	359,158	(27,091)	332,067

Selling and Administrative Expenses	294,211	138,529 (A)(I)	155,682
Operating Income	64,947	111,438	176,385

Other Income	6,831	(6,831)(B)	-
Other Expense	(7,499)	5,591 (B)	(1,908)

Minority Interest	4,610	(4,610)(D)	-
Income Before Income Taxes	68,889	105,588	174,477

Other Comprehensive Income - Foreign

Currency Translation Adjustments	-	70,533 (F)	70,533
Total Comprehensive Income	$68,889	$176,121	$245,010

Net Income Per Common Share
Basic and Diluted	$.03	$(.02)(G)	$.01

-F5-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)
RESTATED

2. RESTATEMENTS (CONTINUED)

Statement of Cash Flows, March 31, 2007

	Previously	Increase	As
	Reported	(Decrease)	Restated
Cash Flows From Operating Activities:
Net income	$68,889	$105,588	$174,477
Depreciation and amortization	20,938	(1,562)	19,376
Provision for minority interest in earnings	(4,610)	4,610 (D)	-
Decrease in accounts receivable	302,997	(98,003)(T)	204,994
Decrease (increase) in other receivables	(56,640)	413,393 (J)	356,753
Increase in advances to suppliers	(601,907)	593,218 (H)	(8,689)
Increase in deposits	-	(48,265)(J)	(48,265)
Increase in accounts payable	(42,823)	353,262 (K)	310,439
Decrease in other payables	(7,764)	1,140	(6,624)
Decrease in accrued liabilities	(25,934)	(871)	(26,805)
Decrease in deferred taxes	2,830	(2,830)	-

Net Cash Provided (Consumed) by Operating
Activities	(760,552)	1,319,680	559,128

Cash Flows From Investing Activities:
Purchases of Fixed Assets	(8,497)	6,084	(2,413)

Increase in construction in progress	-	(631,523)(H)	(631,523)
Net Cash Consumed by Investing Activities
	(8,497)	(625,439)	(633,936)

Cash Flows From Financing Activities:
Advances from shareholder	192,734	(106,105)(N)	86,629
Reduction in funds set aside in collateral
account	-	113,650 (P)	113,650
Repayment under bank credit facility	-	(353,262)(K)	(353,262)

Net Cash Provided (Consumed) by
Financing Activities	192,734	(345,717)	(152,983)

Effect of exchange rate changes on cash	42,502	28,031 (F)	70,533
Net Change in Cash	(533,813)	376,555	(157,258)

Cash Balance, Beginning of Period	2,087,766	(1,092,190)(Q)	995,576
Cash Balance, End of Period	$1,553,953	$(715,635)	$838,318

-F6-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)
RESTATED
2.	RESTATEMENTS (CONTINUED)

	Balance Sheet, as of March 31, 2007
		Previously	Increase	As
		Reported	(Decrease)	Restated
	ASSETS:
	Current Assets:
	Cash	$1,553,953	$(715,635)(P)(Q)	$838,318
	Accounts receivable	1,575,456	98,003 (T)	1,673,459
	Other receivables	208,087	(135,161)(J)	72,926
	Advances to suppliers	2,345,445	(2,113,330)(H)	232,115
	Total current assets	7,744,971	(2,866,123)	4,878,848

	Fixed Assets:
	Land use right	1,355,566	1,082,354 (H)	2,437,920
	Production equipment	161,487	195	161,682
	Office equipment	126,740	(39,266)(C)	87,474
	Vehicles	271,290	32,987 (C)	304,277
	Construction in progress	1,191,776	1,153,051 (H)	2,344,827
		3,106,859	2,229,321	5,336,180
	Accumulated depreciation	295,600	(45,165)(R)	340,765
	Net fixed assets	2,811,259	2,184,156	4,995,415

	Other Assets:
	Collateral deposit	-	142,301 (P)	142,301
	Other deposits	27,456	167,780 (J)	195,236
	Deferred taxes receivable	37,616	(37,616)(E)	-
	Total other assets	65,072	272,465	337,537

	Total Assets	$10,621,302	$(409,502)	$10,211,800

	LIABILITIES
	Current Liabilities:
	Notes payable	$-	$474,338 (K)	$474,338
	Accounts payable	2,772,496	(474,337)(K)	2,298,159
	Accrued liabilities	91,742	37,164 (L)	128,906
	Other liabilities	34,460	110,111 (M)	144,571

	Shareholder advances	192,734	(106,105)(N)	86,629
	Total current liabilities	3,616,256	41,172	3,657,428

	Minority Interest	369,285	(369,285)(D)	-

	Stockholders’ Equity:
	Capital in excess of par value	5,446,260	(130,487)(N)	5,315,773
	Retained earnings	851,493	71,493 (S)	922,986
	Earnings appropriated for statutory reserves	200,325	(16,576)(S)	183,749

	Comprehensive income	81,683	(5,819)(F)	75,864
	Total stockholders’ equity	6,635,761	(81,389)	6,554,372
	Total Liabilities and Stockholders’ equity	$10,621,302	$(409,502)	$10,211,800

-F7-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)
RESTATED

2.	RESTATEMENTS (CONTINUED)

(A)	The increase in cost of goods sold results from reclassification of delivery expense, previously classified as Selling and Administrative Expense.

(B)	Primarily the result of a reclassification between interest income and interest expenses.

(C)	Reclassification between two fixed asset accounts.

(D)	Shenzhen Naiji Science and Technology Co. Ltd. had erroneously been consolidated with the Company. As a result, this account was created. That company is now not consolidated.

(E)	The accrual of the deferred tax asset was based on the assumption that the Company would be able to use several tax benefits carried forward from previous years. The Company has been granted exemption from income taxes for the years 2006 and 2007 and 50% exemption for 2008, 2009, and 2010. The likelihood that these potential benefits will be used within the prescribed carryforward period has, thus, been substantially reduced. A valuation reserve has been created to offset the deferred tax accrual.

(F)	The change in the composition of the account balances on the balance sheet resulted in changes in the translated balances.

(G)	CorrCorrection of a calculation error.

(H)	A $2,113,330 deposit with the prime contractor of the construction project was previously included in advances to suppliers. Since this deposit was approximately the same proportion of the total expected cost to this contractor as the portion of the project that had been completed at March 31, 2007, this deposit has been reclassified to construction in progress. Partially offsetting this increase in construction in progress is a $1,082,354 transfer to land use rights which previously was included in construction in progress.

(I)	In addition to the reclassification of delivery expense noted in (A), above, selling and administrative expenses were affected by collection of accounts receivables, which had previously been written off as bad debts; these amounted to $101,095.

(J)	A rent deposit has been reclassified from other accounts receivable.

(K)	Notes due on a bank credit facility have been reclassified from accounts payable.

(L)	A $39,000 refund of 2005 income taxes must be returned.

(M)	A $109,000 balance due to the former holders of the land use right is in dispute and had not previously been recorded; it has now been recorded.

(N)	The issuance during 2006 of 3,000,000 shares of common stock and 5,000,000 shares of preferred stock was compensated with $4,750,000. Most of this compensation was cancellation of amounts due shareholders. This transaction was previously incorrectly reported.

-F8-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)
RESTATED

2.	RESTATEMENTS (CONTINUED)

(O)	Shenzhen Naiji Science and Technology Co. Ltd. was previously deemed erroneously to be a VIE and was consolidated with Company financial statements. That treatment has been corrected and it is now not consolidated.

(P)	This deposit has been reclassified from cash to a separate account.

(Q)	The accounts of Shenzhen Naiji Science and Technology Co. Ltd. are no longer included in these consolidated amounts, causing these balances to change.

(R)	The cost of the land use right, which has a 50 year life, was not previously amortized. This amortization was been capitalized during 2006 and 2007 as part of the construction project. When construction is complete, future amortization will be charged to expense.

(S)	Results from changes in the Statements of Income of 2006 and the quarter ended March 31, 2007.

(T)	Recent collection efforts have produced favorable results, causing a reduction in the allowance for doubtful accounts.

3.	SHAREHOLDER ADVANCES

To assist with financing an expansion of Company facilities, the president of the Company advanced $86,629 during the three months ended March 31, 2007. This advance is due on demand and bears interest of 6% per annum.

4.	INCOME TAXES

The Company was granted an exemption from income taxes during the March 2007 period. Such exemptions are available to Chinese enterprises located in identified economic zones. This exemption is for a period which will end in 2008.

-F9-

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

For the 3 months ended March 31, 2007 and 2006, we generated a profit of $ 174,477 and $93,397, respectively.

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

We generated revenues for the three months ended March 31, 2007, 2006 of $ 1,939,482 and $ 1,406,524, respectively. The increase was attributed to establishing additional branch offices and sales staff devoted solely to marketing of our products in various areas. Our selling and administrative expenses consist of the following:

	2007	2006	Change	% Change
Salaries, benefits and dues	$ 140,613	$ 59,928	80,685	135%
Travel and promotion	30,659	17,463	13,196	76%
Office and utilities	17,057	18,390	(1,333)	-7%
Depreciation	15,939	15,823	116	1%
Occupancy	15,456	11,843	3,613	31%
Marketing	6,194	12,681	(6,487)	-51%
Technical support	5,531	3,808	1,723	45%
Transportation	2,002	2,070	(68)	-3%
Bad debts	(96,991)	-	(96,991)	100%
Research & development	(3,022)	3,828	(6,850)	-179%
Other	22,244	15,478	6,766	44%

Total expenses	$ 155,682	$ 161,312	(5,630)	-4%

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

Office and Utilities costs are relatively stable and expect to remain at this level.

Occupancy expense is not expected to fluctuate as monthly payments are predetermined as per our lease agreement and any deviation from such amounts are as a result of increases to maintenance or common area costs. Our office and manufacturing facilities are leased from July 31, 2004 until April 30, 2006 wherein a new lease was negotiated with our lease to expire April 30, 2009. Our occupancy cost per month increased by approximately 31% to reflect the change in the market conditions which have allowed occupancy costs in the area to increase. We expect our new facilities to be completed September 2007. The rental market for the facilities we currently occupy is expected to increase and we will examine sub letting opportunities mid 2007.

Marketing costs decreased as we are in the process of negotiating with various marketing agencies. These negotiations are expected to be finalized by the end of the 2nd quarter.

Technical Support costs increased as a result of various on site visits initiated by management to ensure the customer’s satisfaction.

Transportation expense consists of travel to and from such locations for follow up and on call visits for technical support. Such costs are expected to increase as a result of the PRC imposing further taxes on fuel and new fees per transportation unit based on the vehicle weight. These fees were imposed to generate the funds for improvements of roads. Costs for the 1st quarter decreased as a result of negotiating a fixed rate for our transportation costs outside of Guandong Province.

Our Bad Debts decreased as a result of recovery of various accounts which were considered uncollectible as they were older than 3 years.

Our Research & development costs are incurred upon review of technical support logs which determine which of our products require refinements based on customer reviews. Such costs were over accrued previously, resulting in a negative balance.

Liquidity and Capital Resources

As of March 31, 2007, we had a positive working capital of $ 1,221,420.

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

We have a credit facility with Shenzhen Business Bank under which we can borrow up to $2,300,000, with interest at the Basic Rate (a rate which is promulgated periodically by the China central bank - People’s Bank of China). The facility will expires October 11, 2007. The principal balance on this facility at March 31, 2007 was $ 474,338. The facility is collateralized by the land use right and by a cash deposit with the bank equal to 30% of the outstanding balance, or $ 142,301, of the facility.

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

New Manufacturing Facilities

As of March 31, 2007, we incurred construction costs in the amount of $ 2,344,827 for excavation and land leveling, surrounding roadwork and design/architectural fees. We estimate the completion date to be September 2007. Funding for this project will be through shareholder loans and bank loans. Our new facilities will occupy 300,000 square feet with 158,000 square feet of new manufacturing facilities. New facilities will be approximately 5 times the size of existing facilities and as such will have the capabilities of meeting production requirements based on our projected levels of sales in the next 3 years.

We will be occupying our office space at 28th Building, Lishan Industrial Zone, Xinghai Road, Nanshan District, Shenzhen, until construction of our new facility is completed.

Cash Flows Operating Activities:

Net Cash provided by operating activities was $ 599,122 in 2007 compared to $ 294,959 consumed in 2006, respectively and are summarized as follows:

	2007	2006
Net income	$174,477	$93,397
Decrease (increase) in accounts receivable	204,994	(319,289)
Decrease (increase) in advances to suppliers	(8,689)	18,767
Increase in inventory	(235,349)	(230,700)
Increase in accounts payable	310,439	285,789
Decrease in advances from customers	(181,179)	(54,233)
Other	294,435	88,690
Net Cash Provided (Consumed) By Operating Activities	$559,128	$(294,959)

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

Net Cash consumed by investing activities in 2007 was $ 633,936 compared to $ 217,183 in 2006, of which the majority was attributed to construction costs. In 2006 deposits were made on the land we leased in September of 2004 for which our President provided the necessary funding.

Net Cash consumed/provided by financing activities in 2007 and 2006 was $ 152,983 and $ 441,785, respectively. In 2007 we received $ 86,629 in advances from our shareholders and the remaining balance consists of amounts relating to the borrowings under our bank credit facility from the Shenzhen Business Bank as mentioned above under “Sources of Capital”.

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

            (B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s first fiscal quarter ended March 31, 2007, the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings: None

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

All of our authorized preferred shares are of the same class and once issued, are restricted from being publicly traded, have no dividend rights and are not entitled to the participation in assets in the event of dissolution of the Company. Preferred shares are entitled to 100 votes perZ share.

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

Our articles and by-laws do not contain any provisions that would delay, defer or prevent our change in control.

Item 3.	Defaults Upon Senior Securities: None
Item 4.	Submission of Matters to a Vote of Security Holders: None
Item 5.	Other Information: None
Item 6.
A)	Exhibits
Exhibit	Description
Number
3.1	Certificate of Incorporation, dated August 30, 2002-Berita International Corporation (1)

3.2	Certificate of Incorporation, dated December 24, 2003-Keiji International Group Inc. (1)

3.3	Certificate of Incorporation, dated September 30, 2004-Asia Electrical Power International Group Inc. (1)

3.4	Articles of Incorporation, dated August 26, 2002-Berita International Corporation (1)

3.5	Certificate Amending Articles of Incorporation dated December 24, 2003 changing our name to “Keiji International Group Inc.” (1)

3.6	Certificate Amending Articles of Incorporation dated September 30, 2004 changing our name to “Asia Electrical Power International Group Inc.” (1)

3.7	Bylaws, effective September 3, 2002 (1)

31.1	CEO Section 302 Certification

31.2	CAO Section 302 Certification

32.1	CEO Section 906 Certification

32.2	CAO Section 906 Certification
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

ASIA ELECTRICAL POWER
INTERNATIONAL GROUP INC.
Date:	July 2, 2008
/s/ Yulong Guo
By:
Yulong Guo
President, Chief Executive Officer and Director

/s/ Xiaoling Chen
By:
Xiaoling Chen
Secretary, Chief Accounting Officer