Form 10QSB/A
period 2007-06-30
Asia Electrical Power International Group, Inc.
filed 2008-07-10
CIK 1306046

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

As of June 30, 2007, 51,959,692 shares of the issuer’s Common Stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

***********************************************************************

On October 5, 2006 the Company determined that a restatement of its financial statements for the year ended December 31, 2006 was necessary to eliminate the consolidation of Shenzhen Naiji Science and Technology Co. Ltd., to correct an error in recording the issuances of 3,000,000 shares of common stock and 5,000,000 shares of preferred stock, and to correct several errors in accounting. Please refer to our notes to financial statements number 3 in our amended 10KSB filed with the SEC on November 7, 2007 and also our notes to financial statements in our amended June 30, 2007 financial statements below.

As a result of these errors, the quarter ended March 31 and June 30, 2007 are amended to reflect the elimination of errors carried forward into 2007 records.

***********************************************************************

Item 1. FINANCIAL STATEMENTS

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

Consolidated Financial Statements JUNE 30, 2007 (Prepared Without Audit) RESTATED -F1-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED BALANCE SHEETS
RESTATED

	Six Months	Year Ended
	Ended June	December 31,
ASSETS	30, 2007	2006
Current Assets:	(Unaudited)	(Audited)
Cash	$ 2,792,030	$995,576
Accounts receivables	1,881,650	1,878,453
Other receivables	52,279	429,679
Advances to suppliers	214,422	223,426
Inventory	1,957,263	1,826,681
Total current assets	6,897,644	5,353,815
Fixed Assets:
Land use right	2,437,920	2,437,920
Production equipment	164,507	161,682
Office equipment	96,069	85,061
Vehicles	304,277	304,277
Construction in progress	3,290,673	1,713,304
	6,293,446	4,702,244
Less accumulated depreciation	359,875	321,389
Net fixed assets	5,933,571	4,380,855
Other Assets:
Collateral deposit	174,816	255,955
Deposits	210,746	146,970
Total other assets	385,562	402,925
Total Assets	$ 13,216,777	$10,137,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$ 582,720	$827,600
Accounts payable	1,871,490	1,987,722
Advances from customers	472,290	706,004
Accrued liabilities	123,167	155,711
Other liabilities	150,853	151,195
Shareholder advances	651,884	-
Total current liabilities	3,852,404	3,828,232

Stockholders’ Equity:
Common stock: authorized 150,000,000 shares of
$0.001 par value; issued and outstanding 51,959,692
and 51,000,000, respectively	51,960	51,000
Preferred stock: authorized 5,000,000 shares of $0.001
par value; issued and outstanding 5,000,000 shares	5,000	5,000
Paid in capital - Stock options	1,908,333	-
Capital in excess of par value	7,932,157	5,315,773
Retained Earnings (Deficit)	(853,285)	748,510
Earnings appropriated for statutory reserves	183,749	183,749
Accumulated other comprehensive income	136,459	5,331
Total Stockholders’ equity	9,364,373	6,309,363
Total Liabilities and Stockholders’ Equity	$ 13,216,777	$10,137,595
The accompanying notes are an integral part of these financial statements.
-F1-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Month Periods Ended June 30, 2007 and 2006
(Prepared Without Audit)
RESTATED
	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Revenue	$4,647,195	$3,140,055	$2,707,712	$1,733,531
Cost of Sales	3,881,347	2,674,281	2,273,932	1,551,024
Gross Profit	765,848	465,774	433,780	182,507

Expenses:
Stock Options Issued for Services	1,908,333	-	1,908,333	-
Selling and Administrative Expenses	459,320	384,401	303,638	223,089
	2,367,653	384,401	2,211,971	223,089

Operating Income (Loss)	(1,601,805)	81,373	(1,778,191)	(40,582)

Other Income (Expense)	10	27,135	1,918	40,764

Income (Loss) Before Income Taxes	(1,601,795)	108,508	(1,776,273)	182

Provision for Income Taxes:
Current Provision	-	(28,303)	-	(13,374)

Net Income (Loss) for the Period	(1,601,795)	80,205	(1,776,273)	(13,192)

Other Comprehensive Income -	131,128	12,237	60,594	9,160
Total Comprehensive Income (Loss)	$(1,470,667)	$92,442	$(1,715,679)	$(4,032)
Income (Loss) Per Common Share -
Basic and Diluted	($0.03)	$0.00	($0.03)	($0.00)
	51,426,530	48,000,000	51,959,693	48,000,000

The accompanying notes are an integral part of these financial statements.

-F2-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Prepared Without Audit)
RESTATED
	2007	2006
CASH FLOWS FROM OPERATIONS:
Net income (loss)	$(1,601,795)	$ 80,205
Charges not requiring the outlay of cash:
Depreciation and amortization	38,485	38,576
Issuance of stock options	1,908,333	-
Changes in assets and liabilities:
Increase in accounts receivable	(3,197)	(43,096)
Decrease (increase) in other receivables	377,399	(153,917)
Decrease (increase) in advances to suppliers	9,004	(52,424)
Increase in inventory	(130,583)	(466,096)
Increase in deposits	(63,775)	-
Increase (decrease) in accounts payable	(116,229)	166,786
Decrease in advances from customers	(233,714)	(309,634)
Decrease in other payable	(342)	(15,349)
Decrease in accrued liabilities	(32,544)	(73,832)

Decrease in deferred taxes	-	22,837
Net Cash Provided (Consumed) By Operating Activities	151,042	(805,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(13,833)	(21,709)
Increase in construction in progress	(1,577,369)	-

Deposit on land	-	(1,366,632)
Net Cash Consumed By Investing Activities	(1,591,202)	(1,388,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	651,884	2,596,147
Proceeds from sale of common shares	2,617,343	-
Funds set aside for collateral account	81,139	-
Repayment under bank credit facility	(244,880)	-
Net Cash Provided By Financing Activities	3,105,486	2,596,147

Comprehensive income – Foreign exchange gain	131,128	12,237
Net change in cash	1,796,454	414,099
Cash balance, beginning of period	995,576	283,601
Cash balance, end of period	$ 2,792,030	$ 697,700
The accompanying notes are an integral part of these financial statements.

-F3-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)
RESTATED

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of Asia Electrical Power International Group Inc. (“the Company”) as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007.

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

On October 5, 2007, the Company determined that a restatement of its financial statements for the period ended June 30, 2007 was necessary to eliminate the consolidation of Shenzhen Naiji Science and Technical Co. Ltd., to correct an error in recording the issuance of 3,000,000 shares of common stock and 5,000,000 shares of preferred stock, and to correct several errors in accounting. The effect of these restatements on the Company’s previously issued June 30, 2007 financial statements is detailed below:

Statement of Income and Comprehensive Income, Six Months Ended June 30, 2007
	Previously	Increase	As
	Reported	(Decrease)	Restated

Cost of Sales	$ 3,799,935	$(81,412)(A)	$ 3,881,347
Gross Profit	847,260	(81,412)	765,848
Expenses:
Selling and Administrative Expenses	579,266	119,946 (A)	459,320
Total Expenses	2,487,599	119,946	2,367,653

Operating Loss	(1,640,339)	38,534	(1,601,805)

Other Income (Expenses):
Other Income	9,650	(9,640)(B)	10
Other Expense	(7,883)	7,883 (B)	-
Loss Before Income Taxes	(1,638,572)	36,777	(1,601,795)
Net Loss For The Period	(1,638,572)	36,777	(1,601,795)

Other Comprehensive Income - Foreign

Currency Translation Adjustments	159,391	(28,263) (F)	131,128
Total Comprehensive Loss	$ (1,479,181)	$ 8,514	$ (1,470,667)

Loss Per Common Share
Basic and Diluted	$(.03)	$ -	$(.03)
Weighted Average Number of Common
Shares Outstanding	51,159,949	266,581 (G)	51,426,530
-F4-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)
RESTATED

2. RESTATEMENTS (CONTINUED)

Statement of Income and Comprehensive Income, Three Months Ended June 30, 2007

	Previously	Increase	As
	Reported	(Decrease)	Restated
Cost of Sales	$ 2,219,610	$ (54,322) (A)	$ 2,273,932
Gross Profit	488,102	(54,322)	433,780
Expenses:
Selling and Administrative Expenses	291,925	(11,713) (A)	303,638
Total Expenses	2,200,258	(11,713)	2,211,971
Operating Loss	(1,712,156)	(66,035)	(1,778,191)
Other Income (Expense):
Other Income	2,819	(901)(B)	1,918
Other Expense	(384)	384 (B)	-
Loss Before Income Taxes	(1,709,721)	(66,552)	(1,776,273)
Net Loss For The Period	(1,709,721)	(66,552)	(1,776,273)
Other Comprehensive Income - Foreign
Currency Translation Adjustments	116,889	(56,295) (F)	60,594
Total Comprehensive Loss	$(1,592,832)	$ (122,847)	$(1,715,679)
Loss Per Common Share
Basic and Diluted	$(.03)	$ -	$(.03)
Weighted Average Number of Common
Shares Outstanding	51,319,898	639,795 (G)	51,959,693

	-F5-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)
RESTATED

2.	RESTATEMENTS (CONTINUED)

Statement of Cash Flows, Six Months Ended June 30, 2007

		Previously	Increase	As
		Reported	(Decrease)	Restated
	Cash Flows From Operations:
	Net Loss	$(1,638,572)	$36,777	$(1,601,795)
	Depreciation and amortization	41,706	(3,221)	38,485
	Increase (decrease) in accounts receivable	19,227	(22,424)	(3,197)
	Decrease (increase) in other receivables	(50,665)	428,064 (J)	377,399
	Increase (decrease) in advances to suppliers	(1,174,637)	1,183,641 (H)	9,004
	Increase in deposits	-	(63,775)(J)	(63,775)
	Decrease in accounts payable	(361,109)	244,880 (K)	(116,229)
	Decrease in other payables	(3,018)	2,676	(342)
	Decrease in accrued liabilities	(33,240)	696	(32,544)

	Net Cash Provided (Consumed) by Operating
	Activities	(1,656,271)	1,807,313	151,042

	Cash Flows From Investing Activities:
	Purchases of fixed assets	(19,927)	6,094	(13,833)

	Increase in construction in progress	(404,303)	(1,173,066) (H)	(1,577,369)
	Net Cash Consumed by Investing Activities
		(424,230)	(1,166,972)	(1,591,202)

	Cash Flows From Financing Activities:
	Advances from shareholder	195,424	456,460 (Q)	651,884
	Return of funds set aside in collateral account
		-	81,139 (P)	81,139
	Repayment under bank credit facility	-	(244,880) (K)	(244,880)
	Net Cash Provided by Financing Activities
		2,812,767	292,719	3,105,486

	Effect on cash of foreign exchange conversion
		159,391	(28,262) (F)	131,128
	Net change in cash	891,657	904,797	1,796,454

	Cash balance, beginning of period	2,087,766	(1,092,190) (Q)	995,576
	Cash balance, end of period	$ 2,979,423	$ (187,393)	$ 2,792,030

-F6-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)
RESTATED
2.	RESTATEMENTS (CONTINUED)

	Balance Sheet, as of June 30, 2007
		Previously	Increase	As
		Reported	(Decrease)	Restated
	ASSETS:
	Current Assets:
	Cash	$ 2,979,423	$ (187,393)(P)(Q)	$ 2,792,030
	Accounts receivable	1,859,226	22,424	1,881,650
	Other receivables	202,112	(149,833)(J)	52,279
	Advances to suppliers	2,918,175	(2,703,753)(H)	214,422
	Total current assets	9,916,199	(3,018,555)	6,897,644

	Fixed Assets:
	Land use right	1,355,566	1,082,354 (H)	2,437,920
	Production equipment	164,308	199	164,507
	Office equipment	96,216	(147)(Q)	96,069
	Vehicles	310,423	(6,146)(Q)	304,277
	Construction in progress	1,596,079	1,694,594 (H)	3,290,673
	Total fixed assets	3,522,592	2,770,854	6,293,446
	Less, accumulated depreciation	316,368	(43,507) (R)	359,875
	Net fixed assets	3,206,224	2,727,347	5,933,571

	Other Assets:
	Rental deposit	27,456	(27,456)(J)	-
	Collateral deposit	-	174,816 (P)	174,816
	Deposits	-	210,746 (J)	210,746
	Deferred taxes receivable	40,446	(40,446) (E)	-
	Total other assets	67,902	317,660	385,562
	Total Assets	$13,190,325	$26,452	$13,216,777

	LIABILITIES
	Current Liabilities:
	Notes payable	$-	$582,720 (K)	$ 582,720
	Accounts payable	2,454,210	(582,720)(K)	1,871,490
	Accrued liabilities	84,436	38,731 (L)	123,167
	Other liabilities	39,206	111,647 (M)	150,853
	Shareholder advances	195,424	456,460 (Q)	651,884
	Total current liabilities	3,245,566	606,838	3,852,404

	Minority Interest	373,894	(373,894)(D)	-

	Stockholders’ Equity:
	Capital in excess of par value	8,062,643	(130,486)(N)	7,932,157
	Retained deficit	(845,668)	(7,617)(C)	(853,285)
	Earnings appropriated for statutory reserves	190,025	(6,275)(C)	183,750

	Accumulated other comprehensive income	198,572	(62,114)(F)	136,458
	Total stockholders’ equity	9,570,865	(206,492)	9,364,373
	Total Liabilities and Stockholders’ equity	$13,190,325	$26,452	$13,216,777
-F7-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)
RESTATED

2.              RESTATEMENTS (CONTINUED)

(A)	Primarily the result of a reclassification of delivery expense, previously classified as Selling and Administrative Expense.

(B)	Primarily the result of a reclassification between interest income and interest expenses.

(C)	Results from changes in the Statements of Income of 2006 and the six month period ended June 30, 2007.

(D)	Shenzhen Naiji Science and Technology Co. Ltd. had erroneously been consolidated with the Company. As a result, this account was created. That company is now not consolidated.

(E)	The accrual of the deferred tax asset was based on the assumption that the Company would be able to use several tax benefits carried forward from previous years. The Company has been granted exemption from income taxes for the years 2006 and 2007 and 50% exemption for 2008, 2009, and 2010. The likelihood that these potential benefits will be used within the prescribed carryforward period has, thus, been substantially reduced. A valuation reserve has been created to offset the deferred tax accrual.

(F)	The change in the composition of the account balances on the balance sheet resulted in changes in the translated balances.

(G)	CorrCorrection of a calculation error.

(H)	A $1,520,000 deposit with the prime contractor of the construction project was previously included in advances to suppliers. Since this deposit was approximately the same proportion of the total expected cost to this contractor as the portion of the project that had been completed at June 30, 2007, this deposit has been reclassified to construction in progress. Partially offsetting this increase in construction in progress is a $1,065,000 transfer to land use rights which previously was included in construction in progress.

(J)	A rent deposit has been reclassified from other accounts receivable.

(K)	Notes due on a bank credit facility have been reclassified from accounts payable.

(L)	A $39,000 refund of 2005 income taxes must be returned.

(M)	A $109,000 balance due to the former holders of the land use right is in dispute and had not previously been recorded; it has now been recorded.

(N)	The issuance during 2006 of 3,000,000 shares of common stock and 5,000,000 shares of preferred stock was compensated with $4,750,000. Most of this compensation was cancellation of amounts due shareholders. This transaction was previously incorrectly reported.

(O)	Shenzhen Naiji Science and Technology Co. Ltd. was previously deemed erroneously to be a VIE and was consolidated with Company financial statements. That treatment has been corrected and it is now not consolidated.

(P)	This deposit has been reclassified from cash to a separate account.

(Q)	The accounts of Shenzhen Naiji Science and Technology Co. Ltd. are no longer included in these consolidated amounts, causing these balances to change.

-F8- - 12 -

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)
RESTATED

(R)	The cost of the land use right, which has a 50 year life, was not previously amortized. This amortization was been capitalized during 2006 and 2007 as part of the construction project. When construction is complete, future amortization will be charged to expense.

3.	SHAREHOLDER ADVANCES

To assist with financing an expansion of Company facilities, the president of the Company advanced $651,884 during the six months ended June 30, 2007. This advance is due on demand and bears interest of 6% per annum.

4.	INCOME TAXES

The Company was granted an exemption from income taxes during the June 2007 period. Such exemptions are available to Chinese enterprises located in identified economic zones. This exemption is for a period which will end in 2008.

5.	STOCK OPTIONS

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

6.	COMMON STOCK

On June 1, 2007 the Company sold 872,447 shares of its common stock in a private transaction, which yielded proceeds of 2,617,343. An additional 87,246 shares were issued as a finders fee.

7.	SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

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

Cost of Sales

Our cost of sales for the six month period ended June 30, 2007 and 2006 were $ 3,881,347 and $ 2,674,281 which yields 83% and 85% of revenues, respectively.

Our cost of sales for the three month period ended June 30, 2007 and 2006 were $ 2,273,932 and $ 1,551,024 which yields 84% and 89% of revenues, respectively.

Our cost of sales is typically 80% and 90% of revenues depending on whether we take advantage of purchase discounts granted on advances made to suppliers or make larger bulk purchases in which we receive a discounted bulk price.

Selling and Administrative Expenses

On April 24, 2007, the Board of Directors adopted a stock option plan, entitled 2007 Stock Option Plan, under which options to purchase up to 5,000,000 shares of common stock may be granted to officers, employees, and consultants. During the quarter ended June 30, 2007 options to purchase 5,000,000 shares were granted at prices of $3 per share. The value of the options, were determined by a Black Sholes valuation model, were $1,908,333. The vesting schedule for these options are 90% in year 1 and 10% in year 2.

Our other selling and administrative expenses consist of the following for the three and six month period ended June 30, 2007 and 2006:

	For the Six Month Period Ended June 30,
	2007	2006	Change	% Change
Salaries, benefits and dues	233,891	110,816	123,075	111%
Office and utilities	46,684	40,179	6,504	16%
Travel and promotion	84,021	46,726	37,295	80%
Transportation	4,015	4,795	(780)	-16%
Depreciation	31,770	38,576	(6,806)	-18%
Occupancy	31,078	24,762	6,316	26%
Marketing	5,371	13,232	(7,861)	-59%
Technical support & warranty	14,347	8,742	5,605	64%
Research & Development	(1,736)	69,652	(71,388)	-102%
Bad debt recoveries	(20,788)	-	(20,788)	-100%
Other	30,668	26,920	3,748	14%

Total expenses	$ 459,320	$ 384,401	$ 74,919	25%

	For the Three Month Period Ended June 30,
	2007	2006	Change	% Change
Salaries, benefits and dues	$93,278	$50,888	$42,390	83%
Office and utilities	29,627	21,789	7,838	36%
Travel and promotion	53,362	29,263	24,099	82%
Transportation	2,013	2,725	(712)	-26%
Depreciation	15,831	22,753	(6,922)	-30%
Occupancy	15,622	12,919	2,703	21%
Marketing	(823)	551	(1,374)	-250%
Technical support & warranty	8,816	4,934	3,882	79%
Provision for bad debts	76,203	69,652	6,551	9%
Research & Development	1,286	(3,828)	5,114	-134%
Other	8,424	11,443	(3,019)	-26%

Total expenses	$303,638	$223,089	$80,549	33%

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

Liquidity and Capital Resources

As of June 30, 2007, we had a positive working capital of $ 3,045,240.

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

We have a credit facility with Shenzhen Business Bank under which we can borrow up to $2,300,000, with interest at the Basic Rate (a rate which is promulgated periodically by the China central bank - People’s Bank of China). The facility will expire October 11, 2007. The principal balance on this facility at June 30, 2007 was $582,720. The facility is collateralized by the land use right and by a cash deposit with the bank equal to 30% of the outstanding balance, or $ 174,816 at June 30, 2007.

We may also receive capital contributions from our shareholders.

As of June 30, 2007, we received $ 651,884 in shareholder loans from Mr. Guo, our President.

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

New Manufacturing Facilities

Through June 30, 2007, we incurred construction costs in the amount of $ 3,290,673 for excavation and land leveling, surrounding roadwork, design & architectural fees and building construction costs relating to structural work.

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

Cash Flows Operating Activities

Net Cash provided by operating activities was $ 151,042 in 2007 compared to cash consumed in 2006 of $805,944; these are summarized as follows:

	2007	2006
Net income (loss)	$(1,601,795)	$80,205
Issuance of stock options	1,908,333	-
Increase in accounts receivable	(3,197)	(43,096)
Decrease (increase) in advances to suppliers	9,004	(52,424)
Increase in inventory	(130,583)	(466,096)
Increase (decrease) in accounts payable	(116,229)	166,786
Decrease in advances from customers	(233,714)	(309,634)
Other	319,223	(181,685)
Net Cash Consumed By Operating Activities	$151,042	$(805,944)

We collected a majority of accounts which were older than 1 year. In anticipation of sales levels for the 2nd quarter ended, we replenished our inventory levels to fulfill such orders. The advances to suppliers were incurred as a result of costs for construction of our new manufacturing facilities and these amounts decreased as contracts were completed and were transferred to construction in progress. During the quarter there was a decrease in advance payments by customers; however, we expect levels of prepayments to increase in the next quarter.

Our accounts payables were settled as a result of sales discounts granted for early payment. The majority of such payables relate to costs incurred for construction of our new facilities.

Investing Activities

Net Cash consumed by investing activities in 2007 was $ 1,591,202 which was used to purchase office equipment for our branch offices. In 2006, deposits were made on the land we leased in September of 2004 for which our President provided the necessary funding.

Financing Activities

Net Cash provided by financing activities in 2007 was $ 3,105,486, the result of shareholder loans provided by Mr. Guo consisting of $ 651,884 and proceeds we received from the sale of our common stock. Please refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” below. The remaining balance consists of repayments under our bank credit facility and the related recovery of funds set aside to collateralize that facility.

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

        (B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s second fiscal quarter ended June 30, 2007, the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: July 7, 2008

/s/ Yulong Guo By: Yulong Guo President, Chief Executive Officer and Director /s/ Xiaoling Chen By: Xiaoling Chen Secretary, Chief Accounting Officer