Form 10-Q
period 2008-06-30
Asia Electrical Power International Group, Inc.
filed 2008-08-13
CIK 1306046

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 ________________ FORM 10-Q ________________

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

1-888-597-8899 (Issuer’s telephone number)

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

As of June 30, 2008, 51,959,693 shares of the issuer’s Common Stock, and 5,000,000 preferred shares, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

Item 1. FINANCIAL STATEMENTS

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

Consolidated Financial Statements

June 30, 2008

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED BALANCE SHEETS
ASSETS	June 30, 2008	December 31, 2007
Current Assets:	(Unaudited)	(Audited)
Cash	$2,191,743	$2,920,073
Accounts receivables	2,299,813	1,624,402
Other receivables	273,347	525,180
Advances to suppliers	193,700	249,188
Inventory	2,801,537	2,541,958
Total current assets	7,760,140	7,860,801
Fixed Assets:
Land use right	2,403,036	2,429,518
Buildings	3,865,462	3,802,277
Production equipment	439,535	275,382
Office equipment	291,843	269,335
Vehicles	326,911	330,796
Construction in progress	898,830	567,557
	8,225,617	7,674,865
Less accumulated depreciation	616,400	489,057
Net fixed assets	7,609,217	7,185,808
Other Assets:
Collateral deposit	281,955	-
Deposits	1,101,066	811,598
Total other assets	1,383,021	811,598
Total Assets	$16,752,378	$15,858,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable – bank credit facility	$939,848	$-
Accounts payable	3,065,854	3,389,893
Advances from customers	697,313	921,789
Accrued liabilities	80,950	96,578
Other liabilities	129,065	1,570,396
Total current liabilities	4,913,030	5,978,656

Long Term Note Payable	1,545,483	-
Total liabilities	6,458,513	5,978,656

Stockholders’ Equity:
Common stock: authorized 150,000,000 shares of
$0.001 par value; issued and outstanding 51,959,693
shares	51,960	51,960
Preferred stock: authorized 5,000,000 shares of $ 0.001 par
value; issued and outstanding 5,000,000 shares	5,000	5,000
Paid in capital - Stock options	1,908,333	1,908,333
Capital in excess of par value	7,932,156	7,932,156
Retained Earnings (Deficit)	42,790	(198,327)
Earnings appropriated for statutory reserves	226,299	183,749
Accumulated other comprehensive income (loss)	127,327	(3,320)
Total stockholders’ equity	10,293,865	9,879,551
Total Liabilities and Stockholders’ Equity	$16,752,378	$15,858,207

The accompanying notes are an integral part of these financial statements.

-F1- - 4 -

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
For the Three and Six Month Periods Ended June 30, 2008 and 2007
(Prepared Without Audit)
	Six Month Periods Ended June 30		Three Month Period Ended June 30
	2008	2007	2008	2007

Revenue	$5,409,018	$4,647,195	$2,868,240	$2,707,713
Cost of Sales	4,517,773	3,881,347	2,413,172	2,273,932
Gross Profit	891,245	765,848	455,068	433,781

Expenses:
Stock Options Issued for Services	-	1,908,333	-	-
Selling and Administrative Expenses	621,624	459,320	315,443	303,638
	621,624	2,367,653	315,443	303,638

Operating Income (Loss)	269,621	(1,601,805)	139,625	130,143

Other Income	39,095	10	33,667	1,918

Income (Loss) before Income Taxes	308,716	(1,601,795)	173,292	132,061

Provision for Income Taxes:
Current Provision	(25,048)	-	(17,050)	-

Net Income (Loss) for the Period	283,668	(1,601,795)	156,242	132,061

Other Comprehensive Income -
Foreign currency translation adjustments	130,647	131,129	67,281	60,594

Total Comprehensive Income (Loss)	$414,315	$(1,470,666)	$223,523	$192,655
Income Per Common Share -
Basic and Diluted	$0.01	($0.03)	$0.00	$0.00

Weighted average number of shares	51,959,693	51,426,530	51,959,693	51,959,530
outstanding

The accompanying notes are an integral part of these financial statements.

-F2-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30, 2008 and 2007
(Prepared Without Audit)
	2008	2007
CASH FLOWS FROM OPERATIONS:
Net income (loss)	$283,667	$(1,601,795)
Adjustments to reconcile net income to net cash
provided (consumed) by operating activities:
Charges not requiring the outlay of cash:
Depreciation and amortization	153,825	38,485
Issuance of stock options for services	-	1,908,333
Changes in assets and liabilities:
Increase in accounts receivable	(675,411)	(3,197)
Decrease in other receivables	251,833	377,399
Decrease in advances to suppliers	55,488	9,004
Increase in inventory	(259,579)	(130,582)
Increase in deposits	(289,468)	(63,775)
Decrease in accounts payable	(324,039)	(116,231)
Decrease in advances from customers	(224,475)	(233,714)
Decrease in other payable	(1,441,332)	(342)
Decrease in accrued liabilities	(15,628)	(32,544)
Net Cash Provided (Consumed) By Operating Activities	(2,485,119)	151,041

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(245,961)	(13,833)
Increase in construction in progress	(331,273)	(1,577,369)
Net Cash Consumed By Investing Activities	(577,234)	(1,591,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	-	651,884
Proceeds of sales of common stock	-	2,617,343
Funds set aside for collateral deposit	(281,955)	-
Collateral deposit returned	-	81,139
Borrowings under promissory note	1,545,483	-
Borrowings under bank credit facility	939,848	-
Repayment of bank credit facility	-	(244,879)
Net Cash Provided By Financing Activities	2,203,376	3,105,487

Affect on cash of foreign exchange rate changes	130,647	131,129
Net change in cash	(728,330)	1,796,455
Cash balance, beginning of period	2,920,073	995,576
Cash balance, end of period	$2,191,743	$2,792,031

The accompanying notes are an integral part of these financial statements.

-F3-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of Asia Electrical Power International Group Inc. (“the Company”) as of June 30, 2008 and for the six month periods ended June 30, 2008 and 2007, have been prepared in accordance with United States generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended June 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008.

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

3.	SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

The Company did not make any cash payments of interest during the three month periods of 2008 and 2007. Cash payments of income taxes were made in the amount of $ 20,000 during the 2008 period; there were none made during the 2007 period.

There were no non cash investing or financing transactions during any of the periods reported.

4.	NOTES PAYABLE

The Company has a bank credit facility under which it can borrow up to $2,300,000 at interest rates established periodically by the China central bank. The Company borrowed $939,848 under this facility during the second quarter of 2008. This debt is collateralized by the land use right and by a cash deposit equal to 30% of the outstanding balance.

On June 2, 2008, the Company borrowed $1,545,483 from a private lender which is also a shareholder. This obligation is due June 2, 2013, bears interest at 6%, and is not collateralized.

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

Trends in the market

We expect a high volume of new domestic business from electricity infrastructure investments as a result of the PRC’s 11th five year plan which will:

“Build new socialist rural areas, optimize and upgrade industrial structures, promote concordant development of regions, build a conservation-minded and environment-friendly society, further system reform and enhance opening-up, efficiently practice strategies to invigorate China through science and education and through human resource development, and give impetus to constructing a socialist harmonious society.” – Source, www.China.org

With new developments in rural areas, the PRC will be accepting bids to service such areas to establish electrical networks. We anticipate such new developments will increase our sales by 40% in 2008 and by an additional 30% during 2009. A majority of our sales are generated through our existing customer base by referrals; however, with these new developments, we expect a substantial amount of our sales to be generated by fulfilling PRC contract bids to service rural areas through 2009.

Results of Operations

For the Six month Period ended June 30, 2008, compared to Six month Period ended June 30, 2007.

Revenues

We generated revenues for the six months ended June 30, 2008 and 2007 of $ 5,409,018 and $ 4,647,195, respectively. The increase of $ 761,823 was attributed to establishing additional branch offices and sales staff devoted solely to marketing of our products in various areas.

We generated revenues for the three months ended June 30, 2008 and 2007 of $ 2,868,240 and $ 2,707,713, respectively. Revenues increased by $ 160,527 as a result of factors mentioned above.

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

Cost of Sales

Our cost of sales for the six month period ended June 30, 2008 and 2007 were $ 4,517,733 and $ 3,881,347 which yields 84% of revenues for both years, respectively.

Our cost of sales for the three month period ended June 30, 2008 and 2007 were $ 2,413,172 and $ 2,273,932 which also yields 84% of revenues for both years, respectively.

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

Selling and Administrative Expenses

Our other selling and administrative expenses consist of the following for the three and six month periods ended June 30, 2008 and 2007:

	Six Month Periods Ended June 30
	2008	2007	Change	% Change
Salaries, benefits and dues	$328,978	$233,891	$95,087	41%
Depreciation	92,856	31,770	61,086	192%
Travel and promotion	77,593	84,021	(6,428)	-8%
Office and utilities	32,909	46,684	(6,814)	-17%
Technical support	18,705	14,347	4,358	30%
Marketing	9,228	5,371	(3,104)	-24%
Research & Development	7,629	(1,736)	9,365	-539%
Transportation	3,144	4,015	(871)	-22%
Occupancy	-	31,078	(31,078)	-100%
Bad debt recoveries	(30,578)	(20,788)	(9,790)	47%
Other	81,160	30,667	50,493	165%

Total expenses	$621,624	$459,320	$162,304	35%

	Three Month Period Ended June 30
	2008	2007	Change	% Change
Salaries, benefits and dues	$130,705	$93,278	$37,427	40%
Depreciation	47,588	15,831	31,757	201%
Travel and promotion	36,048	53,362	(17,314)	-32%
Bad debt	16,155	76,203	(60,048)	-79%
Office and utilities	14,922	29,627	(14,705)	-50%
Technical support	7,323	8,816	(1,493)	-17%
Marketing	6,330	(823)	7,153	-869%
Research & Development	3,917	1,286	2,631	205%
Transportation	1,855	2,013	(158)	-8%
Occupancy	-	15,622	(15,622)	-100%
Other	50,600	8,423	42,177	501%

Total expenses	$315,443	$303,638	$11,805	4%

Salaries increased as a result of bonuses paid to sales staff employees and also retaining additional staff in branch offices.

Our Travel and Promotion costs were decreased as a result of weather conditions as mentioned above. We intend on increasing our travel to eastern and western markets in the next quarter with efforts such as holding functions for current and prospective customers for the purpose of maintaining good client relations with current customers while providing an opportunity to generate interest by prospective customers. We hope to generate referrals through our existing customer base. We expect to incur such promotion costs on an ongoing basis.

Office and Utilities costs decreased as a result of management’s efforts to mitigate the increase in utility rates. We expect such rates to increase in the next quarter ended.

Technical Support costs increased during the six month periods ended as a result of various on site visits initiated by management to ensure the customer’s satisfaction. Such costs decreased during the three month period ended as a result of such efforts. We expect such expenses to decrease the next quarter ended.

Marketing costs decreased during the six month periods ended as we were in the process of negotiating with various marketing agencies. Such costs increased during the three month period ended as a result of in house advertising for our new manufacturing facilities consisting of print ads in newspapers and magazines. To date we have not finalized any agreements with marketing agencies.

Our Research and Development costs increase as a result of expenditures made on product refinements. We expect to incur such costs on an ongoing basis

Our Transportation costs decreased as a result of renegotiating our delivery rates with our freight forwarders.

Occupancy expenses were not incurred as we have moved into our newly constructed facilities in September 2007. We do not expect to incur occupancy expenses in the future.

Our Bad Debts recoveries increased while our bad debt expense decreased as a result of recovery of various accounts which were considered uncollectible as they were older than 3 years.

Liquidity and Capital Resources

As of June 30, 2008, we had a positive working capital of $ 2,847,110.

Over the next 12 months, we will require approximately $1,000,000 of additional working capital to support our expected sales growth.

Sources of Capital:

We will explore financing options such as shareholder loans. Shareholder loans are without stated terms of repayment with interest at the rate of 6% per annum. Shareholders loans are granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

In the past, we have normally been able to sustain our working capital through shareholder loans. We expect this source of funding to continue; however, in the event shareholder loans are no longer granted to us, we may obtain long or short term financing.

We have a credit facility with Shenzhen Business Bank under which we can borrow up to $2,300,000, with interest at the Basic Rate (a rate which is promulgated periodically by the China central bank - People’s Bank of China). The facility expired October 11, 2007 and was renewed for another year. The principal balance on this facility at June 30, 2008 was $ 939,848. The facility is collateralized by the land use right and by a cash deposit with the bank equal to 30% of the outstanding balance, or $ 281,961, of the facility.

We may also receive capital contributions from our shareholders.

On June 2, 2008, we issued a promissory note in the amount of $ 1,545,483 from Century International Group Inc. (“Century”) for the purpose of funding our working capital needs. The term of the note is for five years at a rate of 6% per annum.

Century is a Belize company 100% owned by Liping Zheng, a minority shareholder holding less than 5% of our outstanding capital. Mr. Zheng remains a minority shareholder through his indirect ownership of 872,447 shares through Century, in addition to his direct ownership of his shareholdings of the Company.

Plans for Expansion:

Given sufficient funding, we expect to expand our operations throughout the region by establishing up to 45 more branch offices devoted to marketing efforts. Each branch office will have approximately 3-10 full time and part time employees. To sustain a new branch office for 12 months, we will require a total of $200,000 of which $164,000 will be allocated to salaries and $36,000 allocated to rent. The need for the $200,000 for expansion and funds required to complete new manufacturing facilities, as discussed below, is not included in the $ 1,000,000 we require to meet working capital needs.

We do not know of any trends, events or uncertainties that are likely to have a material impact on our short-term or long-term liquidity other than those factors discussed above.

Construction of Employee Dormitories

Through June 30, 2008, we incurred construction costs in the amount of $ 898,830 for construction of employee dormitories. Such costs consist of excavation and land leveling, surrounding roadwork, design & architectural fees and building construction costs relating to structural work. Construction is expected to be completed August 2008.

Cash Flows Operating Activities

Net Cash consumed by operating activities was $ 2,380,593 in the six month 2008 period, compared to cash provided by operating activities of $ 151,041 in the 2007 six month period; the changes are summarized as follows:

	2008	2007
Net income (loss)	$283,667	$(1,601,794)
Issuance of stock options	-	1,908,333
Increase in accounts receivable	(675,411)	(3,197)
Decrease in advances to suppliers	55,488	9,004
Increase in inventory	(259,579)	(130,582)
Decrease in accounts payable	(324,039)	(116,232)
Decrease in advances from customers	(224,475)	(233,714)
Other	(1,236,244)	319,223
Net Cash Provided (Consumed) By Operating Activities	$(2,380,593)	$151,041

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

In anticipation of sales levels projected until the fiscal year end, we replenished our inventory levels to fulfill such orders which were made on account during the last quarter of 2007. As a result, inventory levels were sufficient to meet our needs during the 2nd quarter of 2008. We settled a portion of these purchase made on account relating to inventory.

Investing Activities

Net Cash consumed by investing activities in 2008 was $ 577,234 which was used to purchase office equipment for our branch offices and new production equipment to be fitted in new manufacturing facilities. Increase in construction in progress is attributed solely to construction of dormitories for employees. The 2007 balance consists of amounts expended for new manufacturing facilities. Such facilities were completed September 2007.

Financing Activities

Net Cash provided by financing activities in 2008 was $ 2,098,851 as result of loans provided under the credit facility with the Shenzhen Business Bank and Century as noted above. Please refer to “Sources of Capital” above.

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

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s 2nd quarter ended June 30, 2008, the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: August 12, 2008

/s/ Yulong Guo By: Yulong Guo President, Chief Executive Officer and Director /s/ Xiaoling Chen By: Xiaoling Chen Secretary, Chief Accounting Officer