Form 10-Q
period 2008-09-30
Asia Electrical Power International Group, Inc.
filed 2008-11-14
CIK 1306046

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 ________________ FORM 10-Q ________________

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of September 30, 2008, 51,959,693 shares of the issuer’s Common Stock, and 5,000,000 preferred shares, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes  ☐   No ☒

Item 1. FINANCIAL STATEMENTS

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

Consolidated Financial Statements

September 30, 2008

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED BALANCE SHEETS
ASSETS	September 30,	December 31,
	2008	2007
Current Assets:	(Unaudited)	(Audited)
Cash	$ 2,904,089	$ 2,920,073
Accounts receivables	2,756,483	1,624,402
Other receivables	315,692	525,180
Advances to suppliers	154,796	249,188
Collateral deposit	275,457	-
Inventory	2,782,742	2,541,958
Total current assets	9,189,259	7,860,801
Fixed Assets:
Land use right	2,389,657	2,429,518
Buildings	3,856,789	3,802,277
Production equipment	439,535	275,382
Office equipment	281,580	269,335
Vehicles	314,236	330,796
Construction in progress	1,418,362	567,557
	8,700,159	7,674,865
Less accumulated depreciation	685,504	489,057
Net fixed assets	8,014,655	7,185,808
Other Assets:
Deposits	1,053,556	811,598

Total Assets	$ 18,257,470	$ 15 ,858,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:

Notes payable – bank credit facility	$ 918,189	$ -
Accounts payable	3,374,562	3,389,893
Advances from customers	1,289,522	921,789
Accrued liabilities	168,978	96,578
Other liabilities	242,146	1,570,396
Total current liabilities	5,993,397	5,978,656

Long Term Note Payable	1,545,483	-
Total liabilities	7,538,880	5,978,656

Stockholders’ Equity:
Common stock: authorized 150,000,000 shares of
$0.001 par value; issued and outstanding 51,959,693
shares	51,960	51,960
Preferred stock: authorized 5,000,000 shares of $ 0.001 par
value; issued and outstanding 5,000,000 shares	5,000	5,000
Paid in capital - Stock options	1,908,333	1,908,333
Capital in excess of par value	7,932,156	7,932,156
Retained Earnings (Deficit)	468,406	(198,327)
Earnings appropriated for statutory reserves	183,749	183,749
Accumulated other comprehensive income (loss)	168,986	(3,320)
Total stockholders’ equity	10,718,590	9,879,551
Total Liabilities and Stockholders’ Equity	$ 18,257,470	$15,858,207
The accompanying notes are an integral part of these financial statements.

-F1-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Month Periods Ended September 30, 2008 and 2007
(Unaudited)

	Nine Month Periods Ended		Three Month Period Ended
	September 30		September 30
	2008	2007	2008	2007

Revenue	$ 9,406,051	$ 8,054,898	$ 3,997,033	$ 3,407,703
Cost of Sales	7,810,410	6,748,400	3,292,637	2,867,053
Gross Profit	1,595,641	1,306,498	704,396	540,650

Expenses:
Stock Options Issued for Services	-	1,908,333	-	-
Selling and Administrative Expenses	872,667	679,407	251,043	220,087
	872,667	2,587,740	251,043	220,087

Operating Income (Loss)	722,974	(1,281,242)	453,353	320,563

Other Income (Expense)	6,800	(18,862)	(32,295)	(18,872)

Income (Loss) before Income Taxes	729,774	(1,300,104)	421,058	301,691

Provision for Income Taxes:
Current Provision	63,041	-	37,993	-

Net Income (Loss) for the Period	666,733	(1,300,104)	383,065	301,691

Other Comprehensive Income -
Foreign currency translation adjustments	172,306	232,107	41,660	100,979

Total Comprehensive Income (Loss)	$ 839,039	$ (1,067,997)	$ 424,725	$ 402,670
Income Per Common Share -
Basic and Diluted	$0.01	($0.03)	$0.01	$0.01

Weighted average number of shares outstanding	51,959,693	51,426,530	51,959,693	51,959,693

The accompanying notes are an integral part of these financial statements.

-F2-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended September 30, 2008 and 2007
(Unaudited)
	2008	2007
CASH FLOWS FROM OPERATIONS:
Net income (loss)	$ 666,733	$ (1,300,104)
Adjustments to reconcile net income to net cash
provided (consumed) by operating activities:
Charges not requiring the outlay of cash:
Depreciation and amortization	236,308	57,834
Issuance of stock options for services	-	1,908,333
Changes in assets and liabilities:
Increase in accounts receivable	(1,132,081)	(221,353)
Decrease in other receivables	209,488	346,843
Decrease in advances to suppliers	94,392	58,414
Increase in inventory	(240,783)	(102,366)
Increase in deposits	(241,959)	(224,884)
Increase (decrease) in accounts payable	(15,331)	629,140
Increase (decrease) in advances from customers	367,732	11,081
Increase (decrease) in other liabilities	(1,328,250)	5,173
Increase (decrease) in accrued liabilities	72,400	(7,434)
Net Cash Provided (Consumed) By Operating Activities	(1,311,351)	1,160,677

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(214,350)	(44,993)
Increase in construction in progress	(850,804)	(2,425,360)
Net Cash Consumed By Investing Activities	(1,065,155)	(2,470,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	-	661,189
Proceeds of sales of common stock	-	2,617,343
Funds set aside for collateral deposit	(275,457)	-
Reduction in funds set aside for collateral deposit	-	63,208
Borrowings under promissory note	1,545,483	-
Borrowings under bank credit facility	918,189	-
Repayment of bank credit facility	-	(185,109)
	2,188,215	3,156,631
Net Cash Provided By Financing Activities

Affect on cash of foreign exchange rate changes	172,307	232,107
Net change in cash	(15,984)	2,079,062
Cash balance, beginning of period	2,920,073	995,576
Cash balance, end of period	$ 2,904,089	$ 3,074,638

The accompanying notes are an integral part of these financial statements.

-F3-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of Asia Electrical Power International Group Inc. (“the Company”) as of September 30, 2008 and for the nine month periods ended September 30, 2008 and 2007, have been prepared in accordance with United States generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended September 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008.

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

The Company did not make any cash payments of interest during the three month periods of 2008 and 2007. Cash payments of income taxes were made in the amount of $ 60,000 during the 2008 period; there were none made during the 2007 period.

There were no non cash investing or financing transactions during any of the periods reported.

4.	NOTES PAYABLE

The Company has a bank credit facility under which it can borrow up to $2,300,000 at interest rates established periodically by the China central bank. The Company borrowed $918,189 under this facility during the third quarter of 2008. This debt is collateralized by the land use right and by a cash deposit equal to 30% of the outstanding balance.

On June 2, 2008, the Company borrowed $1,545,483 from a private lender which is also a shareholder. The loan is convertible to common shares valued at the market price, less a discount of 20% at the conversion date. This obligation is due December 31, 2010, bears interest at 6%, and is not collateralized.

-F4- - 7 -

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

Asia Electrical Power International Group Inc. (“AEPI” or the “Company”) undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this filing. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this filing may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

History

Asia Electrical Power International Group Inc. (“AEPI or the Company”) was incorporated in the State of Nevada on August 30, 2002 as “Berita International Corporation”, for the purpose of producing high and mid-voltage electrical switchgears in the People’s Republic of China (“PRC”). On December 24, 2003, we changed our name to “Keiji International Group Inc.” and on September 30, 2004 we changed our name to “Asia Electrical Power International Group Inc.”.

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

Results of Operations

For the nine months periods ended September 30, 2008, compared to nine months periods ended September 30, 2007.

Revenues

We generated revenues for the nine months periods ended September 30, 2008 and 2007 of $ 9,406,051 and $8,054,898, respectively. The increase of $ 1,351,153 was lower than expected as a result of slower sales in provinces affected by earthquake, flooding, and an unanticipated snow storm during the nine months periods ended September 30, 2008.

We generated revenues for the three months period ended September 30, 2008 and 2007 of $ 3,997,033 and $3,407,703, respectively. Revenues increased by $ 589,330 however such increase was lower than expected as a result of factors mentioned above.

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

We are one of only a select number of electrical component manufacturers in China to have been granted the designated manufacturer status and received certification as a "Key Manufacturer" by the National Power Authority of China. This initial order of $7 million indicates we have an important part to play in the initial phase of the restoration and rebuilding of the electrical power grid in China. The orders are expected to be completed and delivered during the 4th quarter ended this year.

Cost of Sales

Our cost of sales for the nine months periods ended September 30, 2008 and 2007 were $ 7,810,410 and $6,748,400 which were 83% and 84% of revenue for each year, respectively.

Our cost of sales for the three months period ended September 30, 2008 and 2007 were $ 3,292,637 and $2,867,053 which were 82% and 84% of revenue for each year, respectively.

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

Selling and Administrative Expenses

Our other selling and administrative expenses consist of the following for the three and nine months periods ended September 30, 2008 and 2007:

	Nine Months Periods Ended September 30
	2008	2007	Change	% Change
Salaries, benefits and dues	$ 417,712	$ 324,424	$ 93,288	29%
Depreciation	153,775	48,057	105,718	220%
Travel and promotion	120,542	132,736	(12,194)	-9%
Office and utilities	54,553	61,397	(6,844)	-11%
Technical support	28,613	23,751	4,862	20%
Research & development	19,520	(437)	19,957	4567%
Marketing	16,318	15,611	707	5%
Transportation	10,510	5,867	4,643	79%
Occupancy	-	46,943	(46,943)	-100%
Bad debt recoveries	(73,950)	(25,384)	(48,566)	191%
Other	125,074	46,442	78,632	169%

Total expenses	$ 872,667	$ 679,407	$ 193,260	28%

	Three Months Period Ended September 30
	2008	2007	Change	% Change
Salaries, benefits and dues	$ 88,734	$ 90,533	$ (1,799)	-2%
Depreciation	60,919	16,287	44,632	274%
Travel and promotion	42,948	48,714	(5,766)	-12%
Office and utilities	21,644	22,031	(387)	-2%
Research & development	11,892	1,299	10,593	815%
Technical support	9,908	9,404	504	5%
Transportation	7,367	1,852	5,515	298%
Marketing	7,090	2,922	4,168	143%
Occupancy	-	15,865	(15,865)	-100%
Bad debt recoveries	(43,373)	(4,594)	(38,779)	844%
Other	43,914	15,774	28,140	178%

Total expenses	$ 251,043	$ 220,087	$ 30,956	14%

Salaries increased by $ 93,288 for the nine month period ended September 30, 2008 as a result of bonuses paid to sales staff employees and also retaining additional staff in branch offices. For the three month period ended September 30, 2008, salaries remained similar to levels of the previous comparable period in 2007 as a result of a decrease in benefits and bonuses paid.

Our Travel and Promotion costs were decreased $ 12,194 during the nine month period ended September 30, 2008 as a result of weather conditions as mentioned above. We intend on increasing our travel to eastern and western markets in the 4th quarter with efforts such as holding functions for current and prospective customers for the purpose of maintaining good client relations with current customers while providing an opportunity to generate interest by prospective customers. We hope to generate referrals through our existing customer base. We expect to incur such promotion costs on an ongoing basis. For the three month period ended September 30, 2008, travel and promotion decrease slightly by $ 5,766 as a result of decrease in fuel prices.

Office and Utilities costs decreased as a result of management’s efforts to mitigate the increase in utility rates. We expect such rates to further decrease in the next quarter.

Technical Support costs increased during the nine and three months periods ended September 30, 2008 as a result of various on site visits initiated by management to ensure customer satisfaction. We expect such expenses to increase during the next quarter along with an increase in travel costs to eastern and western markets.

Our Research and Development costs increase as a result of expenditures made on product refinements. We expect to incur such costs on an ongoing basis

Marketing costs increased as a result of in house advertising for our new manufacturing facilities consisting of print ads in newspapers and magazines. To date we have not finalized any agreements with marketing agencies.

Our Transportation costs increased as a result the increase in technical support expense and related transportation costs.

Occupancy expenses were not incurred as we moved into our newly constructed facilities in September 2007. We do not expect to incur occupancy expenses in the future.

Our Bad Debts recoveries increased while our bad debt expense decreased as a result of recovery of various accounts which were considered uncollectible as they were older than 3 years.

Liquidity and Capital Resources

As of September 30, 2008, we had a positive working capital of $ 3,195,862.

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

In the past, we have normally been able to sustain our working capital through shareholder loans. We expect this source of funding to continue; however, in the event shareholder loans are no longer granted to us, we may obtain long or short term financing through bank loans.

We have a credit facility with Shenzhen Business Bank under which we can borrow up to $2,300,000, with interest at the Basic Rate (a rate which is promulgated periodically by the China central bank - People’s Bank of China). The facility expired October 11, 2007 and was renewed for another year. The principal balance on this facility at September 30, 2008 was $ 918,189. The facility is collateralized by the land use right and by a cash deposit with the bank equal to 30% of the outstanding balance, or $ 275,457.

We may also receive capital contributions from our shareholders.

On June 2, 2008, we issued a promissory note in the amount of $ 1,545,483 to Century International Group Inc. (“Century”) for the purpose of funding our working capital needs. The loan is convertible to common shares valued at the market price, less a discount of 20% at the conversion date. This obligation is due December 31, 2010, bears interest at 6%, and is not collateralized.

Century is a Belize company 100% owned by Liping Zheng, a minority shareholder holding less than 5% of our outstanding capital. Mr. Zheng remains a minority shareholder through his indirect ownership of 872,447 shares through Century, in addition to his direct ownership of his shareholdings of the Company.

Plans for Expansion:

Given sufficient funding, we expect to expand our operations throughout the region by establishing up to 45 more branch offices devoted to marketing efforts. Each branch office will have approximately 3-10 full time and part time employees. To sustain a new branch office for 12 months, we will require a total of $200,000 of which $164,000 will be allocated to salaries and $36,000 allocated to rent. The need for the $200,000 for expansion and funds required to complete new manufacturing facilities, as discussed below, is not included in the $1,000,000 we require to meet working capital needs.

We do not know of any trends, events or uncertainties that are likely to have a material impact on our short-term or long-term liquidity other than those factors discussed above.

Construction of Employee Dormitories

Through September 30, 2008, we incurred construction costs in the amount of $ 1,418,361 for construction of employee dormitories. Such costs consist of excavation and land leveling, surrounding roadwork, design & architectural fees and building construction costs relating to structural work. Construction is expected to be completed December 2008.

Cash Flows Operating Activities

Net Cash consumed by operating activities was $ 1,311,351 in the nine month 2008 period, compared to cash provided by operating activities of $ 1,160,677 in the 2007 nine month period; the changes are summarized as follows:

	2008	2007
Net income (loss)	$ 666,733	$ (1,300,104)
Issuance of stock options	-	1,908,333
Increase in accounts receivable	(1,132,081)	(221,353)
Decrease in advances to suppliers	94,392	58,414
Increase in inventory	(240,783)	(102,366)
Increase (decrease) in accounts payable	(15,331)	629,140
Increase in advances from customers	367,733	11,081
Increase (decrease) in other liabilities	(1,328,250)	5,173
Other	276,236	172,359
Net Cash Provided (Consumed) By Operating Activities	$ (1,311,351)	$ 1,160,677

Our accounts receivables increased as a result of retaining several contracts which were made on account net 60 days. Our advances to suppliers decreased substantially as a result of the fact that our new manufacturing facilities were completed September 2007 and advances were no longer required to secure various building materials.

In anticipation of increased sales projected for the balance of the year, we replenished our inventory levels to fulfill orders made on account during the last quarter of 2007. As a result, inventory levels were sufficient to meet our needs during the third quarter of 2008. We settled a portion of these purchases made on account relating to inventory. We also received additional advances from customers in anticipation of orders that will be shipped during the first quarter of 2009.

Investing Activities

Net Cash consumed by investing activities in 2008 was $ 1,065,155 which was used to purchase office equipment for our branch offices and new production equipment to be fitted in new manufacturing facilities. Increase in construction in progress is attributed solely to construction of dormitories for employees. The 2007 balance mainly consists of amounts expended for new manufacturing facilities. Such facilities were completed September 2007.

Financing Activities

Net Cash provided by financing activities in 2008 was $ 2,188,215 as result of loans provided under the credit facility with the Shenzhen Business Bank ($1,545,483) and the promissory note with Century, as noted above. Partially offsetting these loans was a $275,457 collateral deposit required under the credit facility. Please refer to “Sources of Capital” above.

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

Item 4T. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Chief Executive Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-Q.

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s third quarter ended September 30, 2008, the Company’s Chief Executive Officer and Chief Accounting Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings
None.
Item 1A.	Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in our annual report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Submission of Matters to a Vote of Security Holders
None
Item 5.	Other Information
None.
Item 6.
A)	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, dated August 30, 2002-Berita International Corporation(1)
3.2	Certificate of Incorporation, dated December 24, 2003-Keiji International GroupInc. (1)
3.3	Certificate of Incorporation, dated September 30, 2004-Asia Electrical Power
International Group Inc. (1)
3.4	Articles of Incorporation, dated August 26, 2002-Berita International Corporation (1)
3.5	Certificate Amending Articles of Incorporation dated December 24, 2003 changing our name to “Keiji International Group Inc.” (1)
3.6	Certificate Amending Articles of Incorporation dated September 30, 2004 changing our name to “Asia Electrical Power International Group Inc.” (1)
3.7	Bylaws, effective September 3, 2002 (1)
31.1	CEO Section 302 Certification
31.2	CAO Section 302 Certification
32.1	CEO Section 906 Certification
32.2	CAO Section 906 Certification
(1)	Incorporated by reference from our Form SB-2 that was originally filed with the SEC on October 29, 2004.

B) Reports on Form 8-K

None

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

Date: November 14, 2008

          /s/ Yulong Guo
By:
        Yulong Guo
        President, Chief Executive Officer and Director

          /s/ Xiaoling Chen
By:
       Xiaoling Chen
        Secretary, Chief Accounting Officer