Form 10-K
period 2008-12-31
Asia Electrical Power International Group, Inc.
filed 2009-04-15
CIK 1306046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

[  ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                  to                .

Commission file number: 000-51787
Asia Electrical Power International Group Inc.
(Name of small business issuer in its charter)

Nevada		98-0522960
(State or other jurisdiction of incorporation or		(IRS Employer Identification No.)
organization)

E-4, Floor 3, Haijin Square Taizi Road, Nanshan District, Shenzhen		518067
(Address of principal executive offices)		(Zip Code)

Issuer's telephone Number	+86-755-2823 1993

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ]  YES [X] NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. [  ] YES [X] NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]  YES [  ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting
		(Do not check if a smaller	company [X]
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] YES [X]  NO

As of June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $24,553,360. This calculation is based upon the average of the bid price of $1.04 and asked price of $1.12 of the common stock on June 30, 2009.

As of April 1, 2009, there were 51,959,693 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

We identify forward-looking statements by use of terms such as "may," "will," "expect," "anticipate," "estimate," "hope," "plan," "believe," "predict," "envision," "intend," "will," "continue," "potential," "should," "confident," "could" and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the "Risk Factors" section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.

Forward-looking statements speak only as of the date of this report or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to “Yuan” or “RMB” are to the currency of the People’s Republic of China (the “PRC”) Yuan (also known as the Renminbi). According to Xe.com as of December 31, 2008, $1.00 USD = 6.8240 Yuan.

Explanatory Note

Unless otherwise indicated or the context otherwise requires, all references below in this Current Report on Form 10-K to “we,” “us” and the “Company” are to Asia Electrical Power International Group Inc., a Nevada corporation, together with its subsidiary, Naiji Electrical Equipment Co., Ltd., a PRC corporation.

ITEM 1. BUSINESS

History

Asia Electrical Power International Group Inc. ("AEPI") was incorporated in the State of Nevada on August 30, 2002 as "Berita International Corporation." On December 24, 2003, we changed our name to "Keiji International Group Inc." and on September 30, 2004, we changed our name to "Asia Electrical Power International Group Inc.".

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

For the year ended December 31, 2008, we generated a pre-tax net loss (audited) of $(946,837) compared with a pre-tax net loss (audited) of $1,154,400 for the 2007 fiscal year end period.

We are currently listed on the OTCBB under the symbol of "AEPW."

Our Headquarters

Our world headquarters are located at Asia Electrical Power Industrial Zone, Songgang Road, Bao'an District, Shenzhen. (Province of Guangdong), China. Our phone number is +86 755 2823 1993, and our fax number is +86 755 2823 1996, and our web-site is asiaelectricalgroup.com.

Our Product Line and New Products

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

Our produce line consists of switchgears, load break switches (circuit breakers), and branch cabinets, and each is described below:

Switchgears are used in combination with associated control, measurement, protection and command devices. Switchgears are commonly used in association with electric power systems, or grids, with the combination of electrical disconnects and/or circuit breakers used to isolate electrical equipment. Switchgears are used both to de-energize equipment to allow work to be done and to clear faults downstream.

SRM 16-12/24 SF6 GIS Ring Main Unit

This product is used in conjunction with existing power systems to pass electrical current from one area to another to allow for continuous flow of electricity. This product uses SF6 sulphurhexaflouride, a non-poisonous electronegative gas as insulation to protect the components. This product also has arc extinguishing properties through the use of circuit breakers. An arc is sparking which results when there are higher than normal levels of current and results in increased temperature in the unit. This occurs when the level of electricity used at one time exceeds a maximum level. The circuit breaker detects excessive power demands in a circuit and self-interrupts the arc when high levels of current occur. It is used primarily in connection with the generation, transmission, distribution and conversion of electric power. This product consists of the AFL 12/24 D Load Break Switch, VDM6/12, VS1 12/24 and the BP1 Vacuum Circuit Breakers. This product is suitable for end-user or network node.

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

AFLA 12/24D SF6 Load Break Switch

This product is an indoor high-voltage SF6 load switch and switchgear with a rated voltage of 12KV. It consists of SF6 gas as an arc-extinguishing property and insulation medium. It includes three switch locations for on/off switching suitable for uses requiring controls at different locations. It also is adaptable with outdoor type cable cabinets however are mainly used indoors.

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

BP1/BP2 Vacuum Circuit Breaker

We do not manufacture this product, rather, it is imported by suppliers in the Ukraine. It has a vacuum circuit breaker with permanent magnetic mechanism with a rated voltage of 10KV/12KV/24KV.

Branch Cabinets act as an electrical transfer stations that connect electrical cables for distribution to various points.

ADF 630 Indoor Cable Cabinet

This product is used for the cable connection and branching connection between various points. The cabinet crust is made of 2 millimeters of stainless steel plate. Electrically charged parts are structured with complete insulation and air tight seal. This product is waterproof and widely used in conjunction with our product line mentioned above.

ADF 630/2 Outdoor Cable Cabinet

This product is the outdoor counter part of the ADF 630 Indoor Cabinet.

Our product sales for 2008 are segregated as follows:

Product	Percent of Total Sales
Switchgears	52%
Branch Cabinets	45%
Circuit Breakers	3%

During fiscal 2008 and 2007, domestic (PRC) sales comprised 98.3% and 99.9% respectively of total sales.

During fiscal 2008 and 2007, we spent approximately $32,775 and $27,000, respectively on research and development costs.  We believe that amounts spent on research and development are necessary for us to remain competitive in the market, and thus, such amounts may not necessarily be passed on directly to our customers. Amounts spent to date complying with environmental regulations have been insignificant. We believe that we meet all environmental regulations, and not foresee environmental regulations having a material adverse impact on our business in the immediate future.

New Products

We endeavor to enhance our product line by improving exiting products and/or introducing new products to the marketplace. We have developed and are currently testing a gas insulated switchgear to be used in the power distribution system of power plants and sub-stations, as well as an enhancement to an existing switchgear which would afford applicability to other markets, such as power plants. We expect to introduce both products during the fourth quarter of 2009. These new products will allow us to enter new markets and attract new customers.

Warranty

We offer a warranty program designed to attract and retain customers. During the first year following a product sale, we will replace or repair any product free of charge to the customer, including shipping charges.  After the first year, for a period of nine years thereafter, we will repair any product free of labor charge within 24 hours after receiving the customer complaint. The customer is required, however, to pay for replacement parts.

Raw Materials

We purchase various finished products to manufacture and assemble our product line. We purchase metal enclosures which house our branch cabinets. We also purchase voltage and current transformers, indicators, fuse and fuse holders, and other finished products, which we assemble into finish products. The metal enclosures are purchased from Shenzhen Keji Electrical Equipment Manufacturing Co. Ltd located in Shenzhen PRC.  Our Chairman is a major shareholder of this supplier, however, we believe that the product pricing from this supplier is consistent with pricing from other suppliers in the area.  We purchase our finished goods from a variety of suppliers. While we may maintain single sources for some of the finished goods, we believe that other supply sources for such products are available if necessary at competitive pricing.

Marketing and Markets

We market our products principally through our internal sales team. We have a total of 45 sales personnel in our company located at 20 regional sales offices throughout PRC. We also have four sales managers that supervise the regional offices. Our sales persons are compensated on a salary basis coupled with a year end bonus based on achievement. All sales orders are directed to the operations office in Shenzhen where our products are manufactured and assembled.

Our main marketing strategies are premised on:

o

The efforts of our sales staff to obtain new customers. Management oversee the efforts of our sales staff and make adjustments to our marketing strategy as appropriate in response to market conditions. Management approves all marketing strategies carried out by our sales staff. We review monthly regional market reports of each branch office and make adjustments to our marketing strategies as market conditions vary. In addition to marketing to tradition commercial/residential customers, we also keep abreast of news and development in rural areas where contracts will be awarded to supply equipment for all aspects of electrical network implementation by the PRC.

o

 Effective client relations management to maintain our customer base and to encourage referrals through existing customers. In maintaining customer relations, our sales staff offer technical support, tend to customer service matters, and arrange for on site visits from our technical staff so that customer questions or concerns are addressed in a timely manner.

o

Marketing campaigns launched throughout the PRC, promotional materials, and advertising in trade magazines and billboards and at trade exhibitions.

Management believes that our marketing strategies have been effective in achieving desired levels of revenues and therefore implementation of these strategies has been consistent. We also participate in industry exhibitions and trade fairs to be held from time to time in various regional cities in the PRC, including, Harbin, Shenyang, Beijing, Guangzhou, Jinan, Nanning and Shanghai.

Our targeted markets consist of;

o

Residential and commercial developers or contractors which may require expansion of existing power systems to new areas. Our sales staff regularly keeps in contact with developers and contractors for future referrals to service any new development projects. e also seek new developers and contractors through referrals from existing customers, or community resources (newspapers, trade magazines, etc.).

o

Wholesale manufactures who may make bulk purchases. We may offer a discount on bulk purchases and or discounts if we receive referrals from new customers. Manufacturers may keep promotional materials of ours in efforts to promote our products to their customer base.

o

 Electrical equipment installation companies who may refer us to potential customers. Installation companies who are also licensed electricians appointed by government authorities also have their own customer base from which we may receive referrals. We use a variety of installation companies as our products require installation by these licensed electricians and by disbursing our installation hires throughout the region; we introduce our products to these electricians who may refer our products to their customers.

o

Electrical Bureaus of urban and rural cities who may award contracts to us to service various existing or new transportation developments such as airports, subway stations, etc. They also may require certain areas to be networked in order to distribute power to these areas. We keep abreast on new rural and urban developments and bid on contracts to service these areas which require development or expansion.

The majority of our marketing efforts tend to generate referrals from existing customers. We place an emphasis on providing what we believe to be a higher lever of customer service, specifically relating to our on site visits, and technical support

Product Distribution

Within the Guangdong province, we distribute our products through our own fleet of vans. Approximately 30% of total sales are within the Guandong province. We contract with freight forwarders to deliver our products outside of the Guangdong province. Our contracts with freight forwarders are generally for a period of one year. The freight forwarding industry in the PRC is highly competitive we believe that we can engage other freight companies if necessary. Our customers generally pay for shipping charges.

Competition

We encounter significant competition from other power transmission/distribution equipment companies that have been in the industry for a longer period of time and have a more extensive line of products than us. These industries are populated by many national or international companies, with significantly greater resources and name recognition than our company.

The major companies in the power transmission/ distribution equipment market are ABB, Siemens, and Schneider Electric. In addition, other smaller manufacturers exist in this market throughout the region.

There also are competitors that carry proprietary infringed products, or pirated products which are of lesser quality, resulting in a lower selling price. We believe that pricing is an important factor in competition; however, we also believe that customer service from inception throughout the life of the product is an equal factor in competition.

Our competitors may offer a lower price given they may have stronger purchasing power due to economies of scale of their raw materials. However, our selling price includes not only the product, but also encompasses the customer service we provide throughout the life of our product as well as a strong warranty program. Our customer service focuses on providing regular on-site visits to address customer questions or concerns. Most of our competitors, to the best of our knowledge, do not provide similar customer service. As a result, we believe that our customer attrition rate is low.

Trends in the market

We expect a high volume of new domestic business from electricity infrastructure investments as a result of the PRC's 11th five year plan which will:

"Build new socialist rural areas, optimize and upgrade industrial structures, promote concordant development of regions, build a conservation-minded and environment-friendly society, further system reform and enhance opening-up, efficiently practice strategies to invigorate China through science and education and through human resource development, and give impetus to constructing a socialist harmonious society." - Source, www.China.org.

With new developments in rural areas, the PRC will be accepting bids to service such areas to establish electrical networks. We anticipate such new developments may potentially increase our sales by 25% during fiscal 2009. A majority of our sales are generated through referrals from existing customer base however with these new developments, we expect a substantial amount of our sales to be generated by fulfilling PRC contract bids to service rural areas in  2009.

Intellectual Property

Patents

We carry one patent for our SRM 16-12/24 SF6 GIS Ring Main Unit. We obtained this patent from the National Intellectual Property Bureau in April 2000. The patent life is 10 years and expires April 2010.

We patented this product because we expected to generate significant revenues from this model and desired to protected ourselves from piracy of the product. However, despite the patent, others has continuously pirated this product in the marketplace.

We do not carry any patents for our other products due to the cost of obtaining a patent outweighs the benefits as intellectual property laws in PRC are relatively new and enforcement to our knowledge is rare.

Since PRC joined the World Trade Organization, the Trademark Law was amended in 2001 and Implementing Rules in late 2002, and amended its copyright law. Recent changes in the enforcement of copyright infringement in PRC have included stiffer penalties for patent, trademark or copyright infringement, the use of preliminary injunctions, and added criminal liability as an available remedy to trademark infringement. In light of these new amendments, we may apply for patents on the remainder of our products in 2009.

Trademarks

We do not have any trademarks on our trade name or logo.

Employees

Our World Headquarters

We currently have 235 full time employees and approximately 20 part-time employees at our world headquarters located in Asia Electrical Power Industrial Zone, Songgang Road, Bao'an District, Shenzhen. These employees occupy positions in our marketing, quality control, research and development, manufacturing, production, purchasing/transportation, administration and finance departments.

Other than our sales department located at our 20 branch offices, our marketing, quality control, research and development, manufacturing, production, purchasing/transportation, administration and finance departments are located at our world headquarters.

The Marketing Department is responsible for launching advertising campaigns, market research and customer service.

The Quality Control Department is responsible for outer and inner design specifications, input and output inspection, inventory management, product testing and after installation service support. This department also supervises the production department. Employees in this department consist of engineers and other technical staff.

The Research and Development Department is responsible for innovation of new and improved technologies. The department works closely with the Quality Control Department to ensure new products are constructed within specifications. Employees in this department consist of engineers and other technical staff.

The Production Department is responsible for production, assembly and packaging. The department receives all specifications from the quality control department.

The Purchasing and Transportation Department is responsible for fulfilling inventory orders from the quality control department, inventory management and co-ordination of delivery and installation.

The Administration Department is responsible for human resources, training, and payroll. The department also evaluates all processes to ensure certain levels of efficiency are maintained.

The Finance Department is responsible for compliance with accounting principles and national tax laws, bookkeeping, preparing budgets and analysis of financial reports. Employees in this department consist of senior and junior staff accountants.

Branch Offices

At our 20 branch offices, we have a total of 45 employees.

Management believes that relations with its employees are good.

ITEM 1A. RISK FACTORS

In addition to the other information included in this Form 10-K, the following risk factors should be considered in evaluating the Company’s business and future prospects. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to the Company and its business. You should also read the other information included in this Form 10-K, including the financial statements and related notes.

Our business operations are conducted entirely in the PRC. Because China’s economy and its laws, regulations and policies are different from those typically found in the west and are continually changing, we face certain risks, including but not limited to those summarized below.

Risks Related To Our Business.

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

We expect to encounter significant competition from other power transmission/distribution equipment companies, which have been in the industry for a longer period of time and have a more extensive line of products. These industries are populated by many national or international companies, with significantly greater resources than us. The major companies in the power transmission/ distribution equipment market are

ABB, Siemens, and Schneider Electric. In addition, other smaller manufacturers exist in this market throughout the world.

These competitors have:

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

We may continue lose market share due to intellectual property piracy that exists in the PRC.

Through our experience, obtaining a patent in the PRC has not prevented our products from being pirated, and enforcement in the industry is considered rare. When PRC joined the World Trade Organization, it amended its patent law to expand its scope to deter the infringement of all types of intellectual property. An enforcement organization was created (State Intellectual Property Office) for the purpose of coordinating all enforcement efforts by merging the patent, trademark and copyright offices under one authority. To date, this has not occurred. Until an enforcement structure is in place under one distinct authority, we do not foresee that enforcement of any type of copyright infringement will be achieved.

We believe that pirated products will continue in the market until penalties are enforced by the authorities, which to our knowledge is rare. We have lost market share due to piracy, and may continue to do so until this situation is remedied.

We are required to pass periodic government inspections in order to maintain our business license.

We obtained our business license on June 20, 2007 for a period of 10 years ended June 20, 2017. After this period expires, we are subject to another inspection in order to extend our business license for another 10 years. This inspection includes complying with certain environmental laws and regulations. The continual extension of our business license is not guaranteed and we may not have the resources necessary to implement the changes in our business processes to comply with environmental laws in place. If we fail to obtain our business license, our operations would terminate until we can achieve compliance, which will have a devastating impact on our business.

Independent research institutes appointed by government authorities must test and approve our new products.  This process may impede the launch of new products by us, and potentially reduce future profits.

All of our products must be tested by the Xi-An High Voltage Apparatus Research Institute located in Shenzhen and must pass all the required tests in order to obtain a clearance certification for product launch. The process of obtaining a clearance certificate is approximately eight weeks and may be longer depending on the type of product. Delays in obtaining a clearance certificate will impact our projected cash flows. The cost for this clearance process is up to $60,000 per product; however, we may incur additional costs and resources to refine our product as required. It is conceivable that we may not have these resources to obtain the clearance certificate, which also would negatively impact projected future revenues.

If we do not continue to receive shareholder loans we may be unable to meeting our minimum funding requirements.

We have received loans from time to time from our shareholders. However, we have no formalized agreements with our shareholders guaranteeing that certain amounts of funds will be available to us. We may exhaust this source of funding anytime. If additional funds are raised through the issuance of equity or convertible debt securities, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. In addition, we may be required to lay-off employees. Such inability could have a material adverse effect on its business, results of operations and financial condition.

Due to our current stock price, if we raise additional funds, we may cause significant dilution. We may need to raise additional funds in the future to support our future growth. If we are successful in raising additional funds, due to our current price of our stock, such event will likely cause dilution to our existing stockholders.

The average selling price of our product may decrease which will reduce our gross margin.

The industry which we operate in has traditionally experienced a rapid erosion of selling prices due to a number of factors, including competitive pricing pressures, promotional pricing, and technological progress. The industry also experiences pricing pressure during periods of economic slowdown as companies attempt to liquidate excess inventory. We anticipate that the average selling prices of our products will decrease in the future due to the factors stated above, which decrease future operating results.

Our performance will depend on the introduction and acceptance of newly developed products.

Our future performance will depend on the successful research, development, introduction and market acceptance of new and enhanced products that address customer requirements in a timely and cost-effective manner. If we fail to timely introduce new and innovative products, our customer base and pricing will erode.

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

Risks Relating to Doing Business in China.

If the PRC enacts regulations which forbid or restrict foreign investment, our ability to grow may be severely impaired.

We may expand our operations by seeking to develop equipment for other industries or by making acquisitions of companies in related industries. Many of the rules and regulations that we would face are not explicitly communicated, and we may be subject to rules that would affect our ability to grow, either internally or through acquisition of other Chinese or foreign companies. There are also substantial uncertainties regarding the proper interpretation of current laws and regulations of the PRC. New laws or regulations that forbid foreign investment could severely impair our businesses and prospects. Additionally, if the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•

levying fines;

•

revoking our business and other licenses and;

•

requiring that we restructure our ownership or operations

Any deterioration of political relations between the United States and the PRC could impair our operations.

The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or cause potential acquisition candidates or their goods and services to become less attractive. Such a change could lead to a decline in our profitability. Any weakening of relations between the United States and the PRC could have a material adverse effect on our operations, particularly in our efforts to raise capital to expand our other business activities.

Our operations and assets in the PRC are subject to significant political and economic uncertainties.

Government policies are subject to rapid change and the government of the PRC may adopt policies which have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the government of the PRC will not significantly alter its policies from time to time without notice in a manner with reduces or eliminates any benefits from its present policies of economic reform. The government of the PRC also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in the PRC, could have a material adverse effect on our business, results of operations and financial condition.

Price controls may affect both our revenues and net income.

The laws of the PRC provide for the government to fix and adjust prices. Although we are not presently subject to price controls in connection with the sale of our products, it is possible that price controls may be imposed in the future. To the extent that we are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and, unless there is also price control on the products that we purchase from our suppliers, we may face no limitation on our costs. Further, if price controls affect both our revenue and our costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

Our operations may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to the market-oriented economies of OECD member countries.

The economy of the PRC has historically been a nationalistic, “planned economy,” meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, the PRC’s economy has been making a transition to a more market-oriented economy, although the government imposes price controls on certain products and in certain industries. However, we cannot predict the future direction of these economic reforms or the effects these measures may have. The economy of the PRC also differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development (the “OECD”), an international group of member countries sharing a commitment to democratic government and market economy. For instance:

•

the level of state-owned enterprises in the PRC, as well as the level of governmental control over the allocation of resources is greater than in most of the countries belonging to the OECD;

•

the level of capital reinvestment is lower in the PRC than in other countries that are members of the OECD;

•

the government of the PRC has a greater involvement in general in the economy and the economic structure of industries within the PRC than other countries belonging to the OECD;

•

the government of the PRC imposes price controls on certain products and our products may become subject to additional price controls; and

•

the PRC has various impediments in place that make it difficult for foreign firms to obtain local currency, as opposed to other countries belonging to the OECD where exchange of currencies is generally free from restriction.

As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the economy of the PRC were similar to those of the OECD member countries.

All our officers and directors reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce United States court judgments against them in the PRC.

All our directors and executive officers reside in the PRC and substantially all of our assets are located in the PRC. It may therefore be difficult for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the federal securities laws.

We may have limited legal recourse under Chinese law if disputes arise under contracts with third parties.

Almost all of our agreements with our employees and third parties, including our supplier and customers, are governed by the laws of the PRC. The legal system in the PRC is a civil law system based on written statutes. Unlike common law systems, such as we have in the United States, decided legal cases have little precedential value in this system. The government of the PRC has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the PRC, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance or to seek an injunction under Chinese law are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Because we may not be able to obtain business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

Business insurance is not readily available in the PRC. To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.

Exchange controls that exist in the PRC may limit our ability to utilize our cash flow effectively.

We are subject to the PRC’s rules and regulations affecting currency conversion. Any restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of the PRC. Conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in the PRC, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the regulatory authorities of the PRC will not impose more stringent restrictions on the convertibility of the RMB, known as RMB, especially with respect to foreign exchange transactions.

A downturn in the economy of the PRC may slow our growth and profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business especially if it results in either a decreased use of products such as ours or in pressure on us to lower our prices. The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The continued control of these assets and other aspects of the national economy by the Chinese government could have a material adverse affect our business. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in decreased capital expenditure by users of cement, which in turn could reduce demand for our products.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of renewable energy investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses.

If certain tax exemptions within the PRC regarding withholding taxes are removed, we may be required to deduct corporate withholding taxes from any dividends we may pay in the future.

Under the PRC’s current tax laws, regulations and rulings, companies are exempt from paying withholding taxes with respect dividends paid to stockholders outside of the PRC. However, if the foregoing exemption is removed, we may be required to deduct certain amounts from any dividends we pay to our stockholders.

We may be treated as a resident enterprise for PRC tax purposes after the new enterprise income tax law becomes effective on January 1, 2008, which may subject us to PRC income tax for any dividends we receive from our subsidiaries.

Under the new enterprise income tax law, enterprises organized under the laws of jurisdictions outside PRC with their de facto management bodies located within PRC may be considered Chinese resident enterprises and therefore subject to Chinese enterprise income tax at the rate of 25% on their worldwide income. The new tax law, however, does not define the term de facto management bodies. If the Chinese tax authorities determine that we are a Chinese resident enterprise after the effective date of the new tax law, we will be subject to the Chinese income tax at the rate of 25% on our worldwide income, which will include any dividend income we receive from our Chinese subsidiaries. If we are required under the new tax law to pay income tax for any dividends we receive from our Chinese subsidiaries, our results of operations and the amount of dividends paid upstream to us would be materially and adversely affected.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of avian flu, SARS or another epidemic or outbreak. China reported a number of cases of SARS in April 2004. In 2005, there were reports on the occurrences of avian flu in various parts of China, including a few confirmed human cases. Any prolonged recurrence of avian flu, SARS or other adverse public health developments in China may have a material adverse effect on our business operations. These could include our ability to travel or ship our products outside of China, as well as temporary closure of our manufacturing facilities. Such closures or travel or shipment restrictions would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of avian flu, SARS or any other epidemic.

Risks Related to Our Stock

The OTC Bulletin Board is a quotation system, not an issuer listing service, market or exchange. Therefore, buying and selling stock on the OTC Bulletin Board is not as efficient as buying and selling stock through an exchange. As a result, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.

The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities. Because trades and quotations on the OTC Bulletin Board involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTC Bulletin Board, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTC Bulletin Board at the time of the order entry.

Orders for OTC Bulletin Board securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC Bulletin Board. Due to the manual order processing involved in handling OTC Bulletin Board trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order. Consequently, one may not able to sell shares of common stock at the optimum trading prices.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTC Bulletin Board if the common stock or other security must be sold immediately. Further, purchasers of securities may incur an immediate “paper” loss due to the price spread. Moreover, dealers trading on the OTC Bulletin Board may not have a bid price for securities bought and sold through the OTC Bulletin Board. Due to the foregoing, demand for securities that are traded through the OTC Bulletin Board may be decreased or eliminated.

We are subject to the penny stock rules and these rules may adversely affect trading in our common stock.

Our common stock is a “low-priced” or “penny stock” security under rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.

Our stock price may be volatile, which may result in losses to our stockholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the Over-The-Counter Bulletin Board, the stock market in which shares of our common stock will be quoted, generally have been very volatile and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

•

variations in our operating results;

•

announcements of technological innovations, new services or product lines by us or our competitors;

•

changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

•

changes in operating and stock price performance of other companies in our industry;

•

additions or departures of key personnel; and

•

future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. In particular, following initial public offerings, the market prices for stocks of companies often reach levels that bear no established relationship to the operating performance of these companies. These market prices are generally not sustainable and could vary widely. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated.

We will incur increased costs and compliance risks as a result of becoming a public company.

As a public company, we will incur significant legal, accounting and other expenses associated with our public company reporting requirements. We also anticipate that we will incur costs associated with corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the National Association of Securities Dealers (“NASD”). We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Our management has the ability to exert significant control in matters requiring stockholder vote and could delay, deter or prevent a change in control of our company.

Our management through their ownership of our common stock and preferred stock (which has 100 to 1 voting rights) will be able to control the election of directors and other matters presented for a vote of stockholders. In addition, Nevada corporate law provides that certain actions may be taken by written consent action of the stockholders holding a majority of the outstanding shares. In the event that the requisite approval of stockholders is obtained, dissenting or non-participating stockholders generally would be bound by such vote. Through their concentration of voting power, management could delay, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other stockholders. In deciding how to vote on such matters, management may be influenced by interests that conflict with other shareholders. You should not buy our common stock unless you are willing to entrust all aspects of operational control to our current Chinese based management team.

We do not intend to pay dividends in the foreseeable future.

We have not paid any dividends since inception, and we do not intend to pay any dividends in the foreseeable future. Further, we do not plan on making any cash distributions in the manner of a dividend or otherwise.

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

ITEM 2 PROPERTIES

Acquisition of Leasehold Rights

There is no private land ownership in PRC. Land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a “land use right,” which is sometimes referred to informally as land ownership. Land use rights are granted for specific purposes and for limited periods. Each period may be renewed at the expiration of the initial and any subsequent terms. Any changes in use must be approved by the PRC Government.

On September 7, 2004, we entered into an agreement with the PRC Government to lease approximately 3.77 hectares of land for the purpose of constructing new manufacturing facilities and office space. The lease term expires January 19, 2056. The total lease price at the time was $1,359,855. The amount has been paid in full. Our Chairman, Mr. Guo, provided us with shareholder loans for payment of these amounts. As of December 31, 2008, all amounts have been repaid to our Chairman. The amount bears no interest and is due and payable on demand. The PRC Government completed all improvements to the land, including surrounding roads, sewers, drainage, electrical and communication systems.

The original area subject to lease was 3.77 hectares, however, the acreage has been revised to 3.06 hectares to reflect new city planning agendas for development of expanded transportation routes surrounding the Leased Land. We are currently in negotiations with the PRC Government to request compensation for the decrease in area.

Our Headquarters and Manufacturing Facilities

Our world headquarters and manufacturing facilities are located at Asia Electrical Power Industrial Zone, Songgang Road, Bao'an District, Shenzhen, China,  518105. Our phone number is +86 755 28231993, and our fax number is +86 755 2823 1996. We completed the construction of our world headquarters and manufacturing facilities in September 2007. The total construction cost of the new facilities was approximately $3,800,000. There is no debt outstanding with respect to our facilities.

Our total facilities consist of 6 separate buildings located on 3.06 hectares. Building 1 consists of 7224 square meters and serves as our executive offices. [1 square foot equals 0.09290 square meters] Buildings 2, 3 and 4 consist of 8301, 11176 and 11176 square meters respectively, and serves as our manufacturing and assembly facilities. Building 5 and 6 are each 5192 square meters and are used as a staff dormitories and recreational facilities. We believe that our facilities are modern, state of the art manufacturing facilities. We believe that these facilities are suitable for our administrative and manufacturing needs for the foreseeable future.

We have an administrative office located at E-4, Floor 3, Haijin Square , Taizi Road, Nanshan District, Shenzhen, China  518067. The space consists of 50 square meters and the monthly rent is approximately $500.

We also have 20 branch offices throughout PRC which we lease from unaffiliated third parties. We pay approximately $150 per month per office for rent. The leases are generally month to month.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY RELATED STOCKHOLDER MATTERS MARKET FOR COMMON EQUITY AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock traded on the OTCBB under the symbol “AEPW” since May 2007.  Trading in the common stock in the OTCBB market has been limited and sporadic. The table below sets forth the high and low bid prices of our common stock as reported by OTCBB, and are not necessarily indicative of actual market conditions. Further, all prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Period	High Price	Low Price
May 9, 2007 June 30, 2007	$3.00	$2.50
July 1, 2007 - September 30, 2007	$2.75	$1.30
October 1, 2007 December 31, 2007	$2.20	$1.50
January 1, 2008 – March 31, 2008	$2.35	$1.41
April 1, 2008 June 30, 2008	$2.50	$0.70
July 1, 2008 - September 30, 2008	$1.04	$0.30
October 1, 2008 – December 31, 2008	$0.40	$0.07

On December 21, 2007, the company approved a stock split wherein the number of authorized common stock with a par value $0.001 was to be increased on a two for one basis. The above prices have been adjusted for the forward stock split.

Holders and Dividends.
As of April 1, 2009, we have 337 beneficial holders of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans.

As of December 31, 2008, our Equity Compensation Plan Information is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	5,000,0000(1)	$0.50(1)	0(1)
Total	5,000,000	$0.50	0

(1). On April 24, 2007, our Directors approved the granting of options to purchase a total of 5,000,000 shares of common stock under our 2007 Stock Option Plan (the “2007 Plan”) to directors, officers, employees and consultants of the Company. As of December 31, 2008, all options under the plan have been granted and are all outstanding. The exercise price per share was changed from $3.00 to $1.50 per share effective February 29, 2008, and to $0.50 per share effective November 26, 2008. The options granted to each recipient were bifurcated, with half expiring June 30, 2009 and the other half expiring December 31, 2009.

Recent Sales of Unregistered Securities

We had no sales of equity securities during fiscal 2008 not previously reported.

Issuer Purchases of Equity Securities.

During the fourth quarter of fiscal 2008, we did not make any purchases of our outstanding equity securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Not Applicable.

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

Management's Discussion and Analysis of Financial Condition and Results of Operation

Fiscal year ended December 31, 2008 compared with December 31, 2007.

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance from December 31, 2008 compared to December 31, 2007.

Revenues.

	2008	% Sales	2007	% Sales
Revenues	$14,118,660	100%	$11,671,597	100%
Cost of Sales	11,714,350	83%	9,724,800	83%
Gross Profit	$2,404,310	17%	$1,946,797	17%

Our revenues for the 2008 year end period were $14,118,660, which represents an increase of $2,447,063 (or 21%) from revenues of $11,671,597 for comparable 2007 year end period. The increase in revenues reflects generally the impact of the PRC Government initiatives which promotes business expansion nationwide, which in turn increases the demand for electrical networks. The increase was also reflects our marketing efforts implemented through our regional branch offices. Cost of Sales for the 2008 period was $11,714,350, which represents an increase of $1,989,550 (or 20.4%) from $9,724,800 for the 2007 year end period. The increase in cost of sales reflects, on a percentage basis, the increase in revenues.

Expenses.

Selling and administrative expenses.

Selling and administrative expenses (which includes salaries and benefits, depreciation and amortization, travel and promotion, technical support and related overhead) for the 2008 were $1,322,856, which represents an increase of $259,347 (or 24.5%) from the prior year end period.

2008	2007

Travel and Promotion	$232,440	$188,526
Technical Support and warranty	39,394	33,566
Salaries and benefits	537,143	435,834
Depreciation and amortization	270,400	197,331
Other	243,479	208,252
Total Expenses	$1,322,856	$1,063,509

 The increase in selling and administrative expenses for the 2008 period is due principally to increases is salaries and benefits and travel and promotion. Salaries and benefits increased due to the hiring additional staff to support our increased sales levels. The staff increase also includes additional sales personnel at our branch offices. Salary benefits consist of social insurance and union fees. Travel and promotion costs increased coincident with the expansion of our sales offices.

Options Issued for Services.

During the 2007 fiscal year end period, we incurred an expense of $1,908,333 due to options issued to various employees and consultant. We did not have a similar expense in the 2008 year end period.

Operating Income (Loss). We generated operating income for the 2008 year end period of $1,081,454 compared with a operating loss of $1,025,045 for the 2007 year end period for the reasons discussed above.

Other Income and Expenses.

Other income was $117,243 for the 2008 year end  period compared with $43,531 for the 2007 period. Interest income which is income from amounts held on deposit was $28,248 for the 2008 year end period compared with $85,024 for the 2007 year end period. Interest expense was $39,627 for the 2007 year end period. We did not have interest expense for the 2008 period due to the termination of our credit facility. Other expense for the 2007 period was $72,545 compared with $10,700 for the 2007 year end period.

Foreign currency translation adjustment.

Foreign currency translation adjustment, which is the impact of different foreign exchange rates applied in to the balance sheet and income statement, was a gain of $914,089 for the 2008 year end period, which contrasts with a loss of $8,651 for the comparable 2007 period. The increase reflects the strengthening of the Yuan (or RMB)  against the US Dollar.

Total Comprehensive Income (Loss).

For the 2008 year end period, we had a total comprehensive income of $1,956,766 compared with a total comprehensive loss for the 2007 period of $955,488. The increase is due to the reasons discussed above.

Income (Loss) Per Share.

Income (Loss) Per Share applicable to common stock holders was $(0.02) per share compared with a loss per share of $(0.02) for the 2007 period.

Current trends in the industry

Since 2003 we have experienced a decrease in our sales due to the increased supply of lower grade pirated products being produced.  We expect this trend to continue and, in order for us to retain our market share and increase and surpass revenues levels previously achieved, we will have to regain our competitive edge by directing resources into product innovation and refinement, research and development, marketing and advertising. We will also focus on maintaining good customer relations by providing what we believe to be a higher level of customer service. We wish to attract new customers by providing this level of service consistently throughout the life of the contract.

We have been able to retain our market share and expect to increase our customer base and level of sales with our existing methods of marketing, sales staff and customer service we provide. We view customer service as the most important factor in our marketing mix. As mentioned above "Trends in the Market", with new developments in rural areas, the PRC will be accepting bids to service such areas to establish electrical networks. We anticipate such new developments will increase our sales by 25% per year for fiscal 2009 year end. A majority of our sales are generated through existing customer base by referrals however with these new developments.

Liquidity and Capital Resources.

As of December 31, 2008, we had working capital of $1,586,153 compared to working capital of $1,882,145 as of December 31, 2007. The decrease is due principally to the increases in accounts payable attributable to our increased production.

Over the next 12 months, we will require approximately $8,800,000 to sustain our working capital needs as follows based on projected sales of $14,500,000:

Materials, Labor, Overhead	$ 7,800,000
Selling Expenses and Administrative Expenses	1,000,000
Total	$ 8,800,000

Sources of Capital.

We expect our revenues generated from operations to cover our projected working capital needs; however, if additional capital is needed, we will explore financing options such as shareholder loans. Shareholder loans are without stated terms of repayment. In the past, we have been charged interest at the rate of 6% per annum. We have no formal agreement that ensures that we will receive such loans. In the event shareholder loans are not available, we may seek long or short term financing for local banks.

We had a credit facility with Shenzhen Business Bank under which we could borrow up to $2,300,000, with interest at the Basic Rate (a rate which is promulgated periodically by the China central bank - People’s Bank of China). The facility expired October 11, 2007.

Plans for Expansion.

Given sufficient funding, we expect to expand our operations throughout the region by establishing up to 20 more branch offices devoted to marketing efforts. Each branch office will have approximately 3-10 full time and part time employees. To sustain new branch offices for 12 months, we will require a total of $200,000 of which $164,000 will be allocated to salaries and $36,000 allocated to rent. The need for the $200,000 for expansion is not included in the $8,800,000 we require to meet working capital needs.

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

Off Balance Sheet Arrangements.

We have no off balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

Critical Accounting Estimates.

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

Assumptions are required to be made, and

Changes in estimates could have a material adverse effect on our financial statements.

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
our income tax expense
provision made.

Revenue Recognition. Revenue is recognized when product is delivered to customers. In determining delivery, consideration is given to the following: whether an arrangement exists with the buyer; whether delivery has occurred; whether the price to the buyer is fixed or determinable; and that collection is reasonably assured. No provision is made for any right of return that may exist as the criteria specified in Statement of Financial Accounting Standards (SFAS) No. 48 have been met.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements and Supplementary Data follow Part III-Item 15 below.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

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

As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control- Integrated Framework,” issued by the Committee of Sponsoring Organizations “(“COSO”) of the Treadway Commission. Management’s assessment including an evaluation of the design of the Company’s internal control over financial reporting and testing the operational effectiveness of its internal control over financial reporting.

Based on this assessment, management determined that, as of December 31, 2008, our internal controls over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Prior to the issuance of our financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in our financial statements for the year ended December 31, 2008, fairly presents, in all material respects, the financial condition and results of operations of the Company.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our directors, executive officers and certain key employees as of the date of this report:

Name	Age	Position
Yulong Guo	48	CEO, President, Treasurer
		Director
Xiaoling Chen	48	Secretary, Chief
		Accounting Officer, and Director

Duties, Responsibilities and Experience

Yulong Guo is our CEO, President, Treasurer, and Director. Mr. Guo was appointed as President in August 2002 and is responsible for implementing our investment projects, financial budgets and forecasts, overseeing research and development and human resources and marketing. Mr. Guo is also responsible for our overall direction and various initiatives as needed from time to time in maintaining our company. Mr. Guo is currently overseeing our marketing and public relations efforts in maintaining current customers and attracting new clientele. From our inception in 1997 to August 2002, Mr. Guo was our General Manager and

was responsible for research and development. From March 1993 through May 1997 Mr. Guo worked with Shenzhen Tongke Real Estate Co., Ltd. as General Manager and was responsible for running day-to-day operations and the company's financial management. From November 1983 through May 1992 Mr. Guo worked with Shenzhen Far East Biscuit (China) Company as the Manager of Delivery and Storage Department responsible for logistics. The company was engaged in production and sales of the "Kangyuan" brand biscuit. Mr. Yulong Guo received his associate degree in Electrical Mechanisms in 1980 from the Military Collage of the Chinese People's Liberation Army.

Xiaoling Chen is our Secretary, Chief Accounting Officer, and Director. Mrs. Chen has been our Administrative Manager since 2000. Her responsibilities include general and administrative work, marketing and communications, and human resources. Mrs. Chen also manages the staff and is also responsible for ensuring that operations are run efficiently. From September 1995 to September 2000 Mrs. Chen worked for Shenzhen Libao Electronic Equipment Development Co., Ltd. as the General Office Director. The company was engaged in production, assembling and sales of closed-circuit monitor equipment. Her responsibilities included general administrative work, marketing and communications and human resources.

From August 1985 to August 1995, Mrs. Chen worked for Shenzhen Far East Biscuit (China) Co. Ltd., as the General Office Director along with Mr. Guo. Her responsibilities included general administrative work, communications-specifically with government agencies, and human resources. Mrs. Chen received an associate degree in Business Administration from the University of Zhongshang in 1994. In 1995, Mrs. Chen held the "Political and Ideological" post, a certification of Office Administration Procedures and Communications and continues to hold this post to date.

Former Officers and Directors.

Dudley Delapenha was a director of our company from December 21, 2007 until September 11, 2008 when he resigned in such capacity. From 1998 to 2000, Mr. Delapenha was the marketing director for Avani Water Corporation, of Vancouver, British Columbia, a bottled water manufacturer company, where he was responsible for all marketing initiatives for the organization. From 2001 through 2003, Mr. Delapenha was the President of Key Elements Consulting, specializing in marketing and business plans preparation for various clients.

Allan Moore was a director of our company from May 31, 2007 until September 11, 2008 when he resigned in such capacity. Mr. Moore is currently the President of AS Moor Consulting Ltd. ("ASMCL") providing consultation services in areas of environmental audits, developing environmental management systems, and sourcing alternative fuels for cement and lime industries. Mr. Moore has been the President of ASMCL since its inception in 1999. Mr. Moore has received a Masters of Business Administration degree from Simon Fraser University of British Columbia, Canada in 1986, a Masters of Science degree from the University of Wisconsin in 1958, and a Bachelors of Science degree from the Philander Smith College of Arkansas in 1956.

Locksley Samuels was a director of our company from May 31, 2007 and was our secretary from October 15, 2008, until September 11, 2008, when he resigned in both capacities. He is currently the President of Eurotrend Manufacturing Co., Ltd., providing services for design, manufacturing and installation of custom kitchen cabinetry. Mr. Samuels has been the President of Eurotrend since its inception in 1984. Mr. Samuels obtained his Bachelors of Applied Sciences degree in Chemical Engineering from the University of Waterloo in Ontario, Canada in 1975.

There are no arrangements or understandings between any of our directors or executive officers, pursuant to which either was selected to be a director or executive officer, nor are there any family relationships among any of our directors and officers.

To the best of our knowledge, during the past five years, none of our existing directors, executive officers, or control persons were involved in any of the following: (1) any bankruptcy petition filed by or against any property or business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities or banking activities; or (4) being found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Mr. Moore and Mr. Samuels, both former directors, assisted us in performing market research in the Caribbean area. In exchange, both were granted 100,000 stock options each on April 24, 2007 for their efforts.

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the small business issuer's board of directors.

Code of Ethics

On April 8, 2009, we adopted a Code of Ethics which is attached hereto as Exhibit 14.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2008 and December 31, 2007.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Yulong Guo(1)	2008	5,800							5,800
	2007	5,800			381,667				387,467
Xiaoling	2008	4,400							4,400
Chen	2007	4,400			95,417				99,817

1. Mr. Guo is our Chairman, Chief Executive Officer and President. He received a salary of $5,800 during fiscal 2008 and 2007. On June 13, 2007, he received stock options under the 2007 Stock Option Plan initially amounting to 1,000,000 shares of our common stock. The amount however was later reduced to 300,000 shares of our common stock. The options were valued at $381,667 as of December 31, 2007.

2. Mrs. Chen is our Principal Accounting Officer, Secretary and Director. On June 13, 2007, she received stock options under the 2007 Stock Option Plan to acquire 250,000 shares of our common stock, which were valued at $95,417.

Except as stated in the table above, no other officer of the company received total compensation in excess of $100,000. We do not have any written employment or compensation agreements with our officers.

We do not have any employment or consulting agreement with any of our officers or directors and we will not pay our directors any amount for acting on the Board of Directors.

The following table reflects our outstanding equity awards at fiscal year-end December 31, 2008 for our executive officers:

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Youlong	150,00	0	0	0.50	6/30/2009
Gou	150,00	0	0	0.50	12/31/2009

Xiaoling	250,000	0	0	0.50	6/30/2009
Chen	250,000	0	0	0.50	12/31/2009

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information regarding beneficial ownership of our common stock and our preferred stock as of April 1, 2009 (i) by each person who is known to us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Asia Electrical Power Industrial Zone, Songgang Road, Bao'an District, Shenzhen. The percentage ownership is based on 51,959,693 shares of common stock and 5,000,000 shares of preferred stock outstanding at April 1, 2009, except that shares of common or preferred stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

Name of

Shares of

Percent

Title of Class

Beneficial Owner

Stock

of Class

Common Stock

YuLong Guo(1)

24,225,100

46.4%

Preferred Stock(2)

Chairman and President

  5,000,000

100%

Common Stock

Xiaoling Chen (3)

  5,800,000

11.1%

Preferred Stock

Chief Accounting Officer

        0

  0%

Common Stock

Ying Yang(4)

  4,600,000

8.85%

Common Stock

Directors and Officers

as a group (2 persons) (1)(3)

30,025,100

56.9%

Preferred Stock

Directors and Officers

as a group(2 persons) (2)

  5,000,000

100%

_____________________________________________________________________________________

(1). The amount includes 23,925,100 shares of common stock and stock options to acquire 300,000 shares of common stock.

(2). Each share of preferred stock has 100 for 1 voting rights on matters subject to vote.

(3). The amount includes 5,300,000 shares of common stock and stock option to acquire and additional 500,000 shares of common stock.

(4). The address from Ying Yang is A201 Xiangjingge Garden, Biashizhou, Shenzhen, Guangdong Province, PRC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have received loans for Mr. Yulong Guo, our Chairman, from time to time. As of December 31, 2008, there are no amounts due to our Chairman.

On July 26, 2008, we issued a convertible promissory note in return for $1,545,483.  The note is due December 31, 2010 and does not bear interest.  The holder of the note has the option, at maturity, to convert the note to common stock at a conversion rate equal to the then market value per share of Company common stock, less 20%.

During 2008, a company controlled our Chairman made three advances to us, which totaled $618,330, and received a refund of $1,438,000. An amount of $920,500 is due from this entity.

Effective December 22, 2006, we issued 5,000,000 shares of our newly created preferred stock, par value $0.001, to Yulong Guo, our Chairman. The preferred stock has 100 for 1 voting rights on matters subject to vote. On that same date, we also issued 2,500,000 and 500,000 shares of our common stock to Mr. Youlong Gou (our Chairman and President) and Xiaoling Chen (our Principal Accounting Officer and Treasurer), respectively. The shares were issued in consideration of the cancellation of $4,199,540 in the outstanding loans from our Chairman.

On January 23, 2003, we entered into the Agreement with Shenzhen Naiji Electrical Equipment Co., Ltd. ("Naiji"), a PRC corporation, whereby we acquired all the issued and outstanding stock of Naiji in return for 24,000,000 shares of our common stock. As a result, Naiji became our wholly-owned subsidiary. As a result of entering into the Agreement; the shareholders of Naiji became our shareholders in equal proportion.   The Agreement therefore was a non-arms length transaction.

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the Company's last two fiscal years:

	2008	2007
Audit fees	$39,000	$24,000
Audit-related fees	0	5,000
Tax fees	-	-
All other fees	0	5,000

Total	$39,000	$34,000

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

ITEM 15. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation, dated August 30, 2002-Berita International Corporation (1)
3.2	Certificate of Incorporation, dated December 24, 2003-Keiji International Group Inc. (1)
3.3	Certificate of Incorporation, dated September 30, 2004-Asia Electrical Power
International Group Inc. (1)
3.4	Articles of Incorporation, dated August 26, 2002-Berita International Corporation (1)
3.5	Certificate Amending Articles of Incorporation dated December 24, 2003 changing our name to "Keiji International Group Inc." (1)
3.6	Certificate Amending Articles of Incorporation dated September 30, 2004 changing our name to "Asia Electrical Power International Group Inc." (1)
3.7	Bylaws, effective September 3, 2002 (1)
14	Code of Ethics (4)
31.1	CEO Section 302 Certification
31.2	CAO Section 302 Certification
32.1	CEO Section 906 Certification
32.2	CAO Section 906 Certification
99.1	2007 Stock Option Plan(3)

(1) Incorporated by reference from our Form SB-2 that was originally filed with the SEC on October 29, 2004.

(2) Incorporated by reference from our Form SB -2, Amendment No. 1 that was originally filed with the SEC on February 14th, 2005.

(3) Incorporated by reference from Form 8K that was originally filed with the SEC on May 30, 2007.

(4) Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Asia Electrical Power International Group, Inc.

We have audited the accompanying consolidated balance sheets of Asia Electrical Power International Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asia Electrical Power International Group, Inc. as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years ended December 31, 2008 and 2007 in conformity with U.S. generally accepted accounting principles.

/s/Robert G. Jeffrey

ROBERT G. JEFFREY, Certified Public Accountants
April 14, 2009
Wayne, New Jersey

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
	2008	2007
ASSETS
Current Assets:
Cash	$3,013,900	$2,920,073
Accounts receivables, net of provision for doubtful
accounts	2,465,300	1,624,402
Other receivables	141,203	525,180
Advances to suppliers	66,351	249,188
Inventory	2,290,470	2,541,958
Total current assets	7,977,224	7,860,801
Fixed Assets:
Land use right	2,791,248	2,429,518
Buildings	5,439,610	3,802,277
Production equipment	1,011,153	275,382
Office equipment	595,010	269,335
Vehicles	341,855	330,796
Construction in progress	-	567,557
	10,178,876	7,674,865
Less accumulated depreciation and amortization	1,056,603	489,057
Net fixed assets	9,122,273	7,185,808
Other Assets:
Deposits	1,043,807	811,598
Advance to affiliate	920,500
Total other assets	1,964,307	811,598

Total Assets	$19063804	$15,858,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$ 201,653	$ -
Accounts payable	3,727,138	3,389,893
Advances from customers	1,105,403	921,789
Accrued liabilities	337,803	96,578
Other liabilities	396,531	1,570,396
Total current liabilities	5,768,528	5,978,656

Convertible Note Payable	1,545,483	-

Stockholders’ Equity:
Common stock: authorized 150,000,000 shares of $0.001
par value; issued and outstanding 51,959,693 shares	51,960	51,960
Preferred stock: authorized 5,000,000 shares of $0.001 par
value; issued and outstanding 5,000,000 shares	5,000	5,000
Capital in excess of par value	7,932,156	7,932,156
Paid in capital - options	2,933,333	1,908,333
Retained deficit	(180,650)	(198,327)
Earnings appropriated for statutory reserves	183,749	183,749
Accumulated other comprehensive income (loss)	824,245	(3,320)
Total stockholders’ equity	11,749,793	9,879,551
Total Liabilities and Stockholders’ Equity	$19,063,804	$15,858,207

The accompanying notes are an integral part of these financial statements.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2008 and 2007

	2008	2007

Revenue	$14,118,660	$11,671,597
Cost of sales	11,714,350	9,724,800
Gross Profit	2,404,310	1,946,797

Expenses:
Selling and administrative expenses	1,322,856	1,063,509
Options issued for services	1,025,000	1,908,333
Total operating expenses	(2,347,856)	2,971,842

Operating income (loss)	56,454	(1,025,045)

Other Income and Expense:
Other income	117,243	43,531
Interest income	28,248	85,024
Interest and financial expense	-	(39,627)
Other expense	(72,545)	(10,720)
Income (Loss) Before Income Taxes	129,400	(946,837)

Provision for Income Taxes	111,723	-

Net income (loss)	17,677	(946,837)

Other comprehensive income (loss) – foreign currency
translation adjustments	827,565	(8,651)

Total comprehensive income (loss)	$ 845,242	$ (955,488)

Income (Loss) Per Common Share -
Basic and Diluted	$ (.02)	$ (.02)

Weighted average
Number of common shares outstanding	51,959,693	51,559,821

The accompanying notes are an integral part of these financial statements.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008 and 2007

									Accumulated
					Capital in	Paid in			Other
	Common Stock		Preferred Stock		Excess of	Capital –	Statutory	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Par Value	Options	Reserve	Earnings	Income	Total
Balance, December 31, 2006	51,000,000	$51,000	5,000,000	$5,000	$5,315,773	$ -	$183,749	$ 748,510	$5,331	$6,309,363
Issuance of common shares	959,693	960			2,616,383					2,617,343

Options issued for services						1,908,333				1,908,333
Net loss for period								(946,837)	(8,651)	(955,488)
Balance, December 31, 2007	51,959,693	51,960	5,000,000	5,000	7,932,156	1,908,333	183,749	(198,327)	(3,320)	9,879,551
Net income for period								17,677	827,565	845,242
Effect of change in option terms						1,025,000				1,025,000

Balance, December 31, 2008	51,959,693	$51,960	5,000,000	$5,000	$7,932,156	$2,933,333	$183,749	$(180,650)	$824,245	$11,749,793

The accompanying notes are an integral part of these financial statements

.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007
	2008	2007
CASH FLOWS FROM OPERATIONS:
Net income (loss)	$17,677	$(946,837)
Charges (credits) not involving the receipt or outlay of cash:
Depreciation and amortization	483,342	84,540
Options issued for services	1,025,000	1,908,333
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(720,545)	254,051
Decrease (increase) in other receivables	5,029	(95,501)
Decrease (increase) in advances to suppliers	196,460	(25,762)
Decrease (increase) in inventory	415,498	(715,277)
Increase in accounts payable	306,610	1,393,769
Increase in advances from customers	119,874	215,785
Increase (decrease) in accrued liabilities	231,100	(59,133)
Increase (decrease) in other payables	(1,036,722)	1,419 ,200
Net Cash Provided By
Operating Activities	1,043,323	3,433,168

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed assets	(1,504,413)	-
Increase in guarantee deposits	(200,183)	-
Decrease (Increase) in other deposits	25,189	(664,628)
Expenditures for construction in progress	-	(2,881,090)
Return of funds set aside in collateral account	-	255,955
Net Cash Consumed By
Investing Activities	(1,679,407)	(3,289,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of consultable note	1,548,483	-
Advances from affiliate	618,330	-
Repayment of advances from affiliate	(1,458,960)
Issuances of common stock	-	2,617,343
Repayment of borrowings under bank credit facility	-	(827,600)

Net Cash Provided By
Financing Activities	707,853	1,789,743

Effect of exchange rate changes on cash	22,058	(8,651)
Net change in cash	93,827	1,924,497
Cash balance, beginning of period	2,920,073	995,576
Cash balance, end of period	$3,013,900	$2,920,073

The accompanying notes are an integral part of these financial statements

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

On January 23, 2003, the Company entered into a Share Exchange Agreement (the Agreement) to exchange 24,000,000 of its common shares for all of the equity interests of Shenzhen Naiji Electrical Equipment Co., Ltd. (Naiji), a company incorporated in China. This transaction was accounted for as a reverse merger, with Naiji treated as the acquiring company. As a result of the merger, prior financial information was restated. Subsequent to that date, the operations of the Company reflect the combined operations of the Company and Naiji. The Company had no assets or liabilities on the date of the merger, so no allocation of the purchase price was made. As a further result of the merger, the shareholders of Naiji became the shareholders of the Company.

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

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TOCONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Fair Value Of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, accounts receivable, other receivables, advances to suppliers, accounts payable, accrued liabilities, and other liabilities, approximate their fair values at December 31, 2008.

Inventories

Inventories are valued at the lower of cost or market, with cost being determined on the first in, first out, basis.

At December 31, 2008 and 2007, inventories consisted of the following:

	2008	2007
Raw materials	$1,070,138	$1,419,201
Work in process	398,658	622,462
Finished goods	821,674	500,295
Total	$2,290,470	$2,541,958

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
December 31, 2008

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Allowance For Doubtful Accounts

Provisions are periodically made for doubtful accounts based on evaluation of the ages of the items making up the accounts receivable balances and their creditworthiness.

Other Comprehensive Income

The Company reports as other comprehensive income revenues, expenses, and gains and losses that are not included in the determination of net income. Resultant gains and (losses) during the years 2008 or 2007 amounted to $914,089 and $(8,651), respectively.

Foreign Currency Translation

All Company assets are located in China. These assets and related liabilities are recorded on the books of the Company in the currency of China (Renminbi), which is the functional currency. They are translated into US dollars as follows:

(a)	Assets and liabilities, at the rate of exchange in effect as at the balance sheet date;
(b)	Equity accounts, at the exchange rates prevailing at the times of the transactions that established the equity accounts; and
(c)	Revenues and expenses, at the average rate of exchange for the year.

Gains and losses arising from this translation of foreign currency are included in other comprehensive income.

Product Warranties

The Company provides product warranties for approximately ten percent of the products sold. The cost of servicing these warranties has not been significant and it is recorded only as incurred.

Net Income Per Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net income (loss) per common share are computed by dividing the net income available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The number of weighted average shares outstanding as well as the amount of net income per share are the same for basic and diluted per share calculations for all periods reflected in the accompanying financial statements. At December 31, 2008, there were outstanding options, options to purchase common stock, and a convertible note payable.  These have not been included in the calculation of earnings per share for the years 2007 or 2008, as to do so would have an anti dilutive effect.

Advertising Cost

The Company expenses advertising costs when an advertisement occurs.  Amounts expensed were $16,370 during 2008 and $14,801 during 2007.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Segment Reporting

Management treats the operations of the Company as one segment.

Research and Development

Research costs are expensed as incurred. Development costs are also expensed unless, in the Company's view, they meet specific criteria related to technical, market and financial feasibility, in which case they are deferred and amortized. Amortization is calculated on a straight-line basis over the expected lives of the related products. Through December 31, 2008, the Company had not incurred any research costs which would be required to be amortized. Research and development expenses in 2008 were $32,775 and in 2007 were $27,000.

3.              STATUTORY RESERVE

As required by the Chinese law that governs accounting, the Company allocates 10% of its previous year's after tax profits, if any, to a Statutory Reserve Fund and 5% to a Statutory Public Welfare Fund as determined from year to year. These funds are allocated appropriately until reserves reach 50% of Paid in Capital.

4. ACCOUNTS RECEIVABLE

The balance of accounts receivable has been reduced by a provision for doubtful accounts in the amount of $345,381 in 2008 and $322,533 in 2007.

5. LAND USE RIGHT

On September 7, 2004, Naiji entered into an agreement to lease 3.77 hectares of land from the Government of China for a period of 50 years. The total cost of the lease was $2,791,248.  This amount has been fully paid.  The lease term expires January 19, 2056.

The cost of the land use right is being amortized over its 50 year term; this amortization was capitalized during the period of construction of the office and production facilities, which were completed during 2007.

6. CONSTRUCTION IN PROGRESS

Construction began during 2006 of new office and manufacturing facilities on land which is leased (Note 5). The work was completed in September 2007, at a total cost of $3,800,000.  There are no other projects under construction.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

7. RELATED PARTY TRANSACTIONS

Capital stock of 3,000,000 common shares and 5,000,000 preferred shares was issued during 2006 to the Company president and its secretary, who are also substantial Company shareholders. Consideration for these issuances was principally the elimination of $4,199,540 in the outstanding loans from our president. These shareholders had made loans to Naiji, though a company controlled by the Company president (Affiliate), which at December 26, 2006 totaled $4,199,540. These loans were supplemented by a $388,062 advance to the shareholders; this advance remained outstanding at December 31, 2007.

During 2008, the Affiliate made three advances to the Company, which totaled $618,330, and received a payment from the Company of $1,438,000.  This payment to the Affiliate exceeded the balance previously due resulting in a $920,500 receivable from the Affiliate on the books of the Company.

The president of the Company, who is also a significant shareholder, owns 39% of the equity interests of a major supplier. The Company made purchases from that supplier of $3,865,480 during 2008 and $3,046,000 during 2007. There was an outstanding balance due to that supplier at December 31, 2008 of $1,257,110.

8.             STOCK OPTIONS

On April 24, 2007, the Board of Directors approved the adoption of a stock option plan (“the 2007 Plan”) under which a total of 5,000,000 options to purchase Company common stock could be granted to officers, employees and consultants of the Company.  The full number of authorized options were granted on June 13, 2007; these options are fully vested.  Initially, the exercise price was $3 per share and the options were scheduled to expire on June 30, 2009.  The “value of the options, $1,908,333, was determined by a Black Scholes valuation model and charged to expense in 2007.

The following table summarized the assumptions used in the Black Scholes valuation:

Dividend yield	0.0%
Expected volatility	75%
Risk free interest rate	4.84%
Expected term (in years)	.85 yr to 1.58 yrs

The weighted average fair value of options granted was $.38.

The exercise price was changed to $1.50 per share effective February 29, 2008, and to $.50 per share effective November 26, 2008.  The option period was also modified so that 50% of the options expire June 30, 2009 and the remaining 50% expire December 31, 2009.

The change in exercise price to $1.50 was also evaluated by a Black Scholes valuation model.  Its value, $1,025,000, was charged to expense in 2008.  The following table summarizes the assumptions used in this second Black Scholes valuation.

Dividend Yield	0.0%
Expected volatility	73%
Risk free interest rate	1.33%
Expected term (in years)	.12 yre. To .17 yrs

The weighted average fair value of options granted was $.28.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

9. RENTALS UNDER OPERATING LEASES

The Company conducts its operations from its principal business office in Shenzhen China. Until September 2007, office and manufacturing space was leased under an operating lease which expired in 2007. The Company also has administrative branch offices throughout the China region and this space is rented from month to month. Rental expense during 2008 and 2007 was $811 and $18,061, respectively.

10. NOTES PAYABLE

The Company had a credit facility with Shenzhen Business Bank under which it could borrow up to $2,300,000, with interest at the Basic Rate (a rate which is promulgated periodically by the China central bank – People’s Bank of China). The facility expired during 2007 and was not renewed. There was no balance outstanding on this facility at either December 31, 2008 or 2007.

During 2008, the Company issued notes totaling $201,653 to five suppliers in lieu of paying amounts due for purchases.  To secure these notes, the Company deposited $200,183 in a bank warranty account.  The notes were paid in January 2009, and the deposit was returned to the Company.

11.                  CONVERTIBLE NOTE PAYABLE

On June 2, 2008, the Company issued a convertible promissory note in return for $1,545,483.  The note is due December 31, 2010 and does not bear interest.  The holder of the note has the option, at maturity, to convert the note to common stock at a conversion rate equal to the then market value per share of Company common stock, less 20%.

12. INCOME TAXES

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

	2008	2007
Tax calculated using statutory rate	$223,446	$173,069
Less, tax exemption	111,723	173,069
Tax provision	$111,723	$-0-

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

12. INCOME TAXES (CONT’D)

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

Deferred tax assets	$31,997
Valuation reserve	31,997
Balance	$ -

13. EXPENSES

Major items included in Selling & Administrative expenses were the following:

	2008	2007

Travel and Promotion	$ 232,440	$ 188,526
Technical Support and warranty	39,394	33,566
Salaries and benefits	537,143	435,834
Depreciation and amortization	270,400	197,331
Other	243,479	208,252
Total Expenses	$1,322,856	$1,063,509

14.              SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest during either of the years presented.

Cash was paid for income taxes in the amounts of $111,723 in 2008 and $ 58,222 in 2007.

Pursuant to a Company stock option plan, options to purchase 5,000,000 shares of common stock were issued for services during 2007. These were valued at $1,908,333 and were charged to expense.

The provisions for amortization of the land use rights were capitalized as part of construction in progress. This amounted to $83,128 in 2007.

Common shares were issued during 2007 as a finders fee in connection with the issuance of 872,447 shares. These amounted to 87,246 shares, valued at $262,000.

15.                RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Management believes that none of the recently adopted accounting pronouncements will have a material affect on the Company financial position, results of operations, or cash flows.

16. CONTINGENCIES

Consistent with business practices in China, the Company carries no insurance except for auto insurance.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

Date: April 15, 2009

By: /s/ Yulong Guo
Yulong Guo
President, Chief Executive Officer and Director

Xiaoling Chen

/s/ Xiaoling Chen
Secretary, Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yulong Guo	President, Chief Executive Officer	April 15, 2009
Yulong Guo	and Director

/s/ Xiaoling Chen	Secretary, Chief Accounting Officer	April 15, 2009
Xiaoling Chen	Director