Form 10-Q
period 2009-03-31
Asia Electrical Power International Group, Inc.
filed 2009-05-20
CIK 1306046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Asia Electrical Power International Group Inc.

(Exact name of registrant as specified in Charter)

NEVADA	0-51787	98-0522960
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

E-4, Floor 3, Haijin Square

Taizi Road, Nanshan District, Shenzhen

 (Address of Principal Executive Offices)

755-2823 1993

 (Issuer Telephone number)

6130 Elton Avenue, Las Vegas, Nevada, 89107

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. ☒ Yes o No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). o Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer o     Accelerated Filer o     Non-Accelerated Filer o     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act Yes x No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2009: 51,959,693 shares of common stock

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
Current Assets:

Cash	$3,088,131	$3,013,900
Accounts receivables	2,456,351	2,465,300
Other receivables	143,504	141,203
Advances to suppliers	42,085	66,351
Inventory	1,823,785	2,290,470
Total current assets	7,553,856	7,977,224

Fixed Assets
Land use right	2,794,755	2,791,248
Plant, property, and equipment	7,404,496	7,387,628
	10,199,251	10,178,876
Less: depreciation and amortization	1,167,992	1,056,603
Net fixed assets	9,031,259	9,122,273

Other Assets:
Deposits	1,056,194	1,043,807
Advances to affiliate	920,500	920,500
Total other assets	1,976,694	1,964,307
	_________	_________
Total Assets	$18,561,809	$19,063,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$-	$201,653
Accounts payable	3,525,051	3,727,138
Advances from customers	1,101,539	1,105,403
Accrued liabilities	349,782	337,803
Other liabilities	368,699	396,531
Total current liabilities	5,345,071	5,768,528

Convertible Note Payable	1,349,505	1,321,508
Total Liabilities	6,694,576	7,090,036
Stockholders’ Equity:
Preferred stock: authorized 5,000,000 shares of
$0.001 par value; issued and outstanding
5,000,000 shares	5,000	5,000
Common stock: authorized 150,000,000 shares of
$0.001 par value; issued and outstanding
51,959,693 shares	51,960	51,960
Paid in capital – stock options	2,933,333	2,933,333
Capital in excess of par value	8,221,456	8,221,456
Accumulated deficit	(365,542)	(245,975)
Earnings appropriated for statutory reserves	183,749	183,749
Comprehensive income	837,277	824,245
Total stockholders’ equity	11,867,233	11,973,768
	_________	_________
Total Liabilities and Stockholders’ Equity	$18,561,809	$19,063,804

The accompanying notes are an integral part of these financial statements.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Month Periods Ended March 31,

	2009	2008

Revenue	$2,079,282	$2,540,778

Cost of Sales	1,699,467	2,104,601

Gross Profit	379,815	436,177

Selling and Administrative Expenses	498,014	306,181

Operating income (loss)	(118,199)	129,996

Other Income (Expense)	(1,368)	5,428

Income before Income Taxes	(119,567)	135,424

Provision for Income Taxes:
Current Provision	-	7,998

Net Income (Loss) for the Period	(119,567)	127,426

Other Comprehensive Income -
Foreign currency translation adjustments	13,032	63,366

Total Comprehensive Income (Loss)	$(106,535)	$190,792

Basic and diluted income (loss) per share	$0.00	$0.00

Weighted average number of shares outstanding	51,959,693	51,959,693

The accompanying notes are an integral part of these financial statements.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three month periods ended March 31,
	2009	2008
CASH FLOWS FROM OPERATIONS:

Net income (loss)	$(119,567)	$127,426
Adjustments to reconcile net income (loss) to
cash provided (consumed) by operating activities
Charges not requiring the outlay of cash:
Depreciation and amortization	109,909	45,153
Amortization of discount on convertible note	27,997
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	20,753	(418,921)
Decrease (increase) in other receivables	(10,858)	270,165
Decrease in advances to suppliers	24,282	3,937
Decrease in inventory	468,257	172,721
Decrease in accounts payable	(206,195)	(605,468)
Decrease in advances from customers	(5,238)	(150,778)
Decrease in other payable	(30,504)	(1,364,268)
Increase in accrued liabilities	11,523	10,885
	_________	_________
Net Cash Provided (Consumed) By Operating Activities	290,359	(1,909,148)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(8,150)	(250,857)
Increase in construction in progress	-	(268,714)
Return of guarantee deposit	203,029
Increase in deposits	(213,642)	(157,621)
	_________	_________
Net Cash Consumed By Investing Activities	(18,763)	(677,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	-	1,312,009
Funds set aside for collateral account	-	(110,784)
Borrowings under bank credit facility		369,280
Repayments of loans	(201,346)	-
Net Cash Provided (Consumed) By Financing Activities	(201,346)	1,570,505

Exchange effect on cash	3,981	63,366
Net change in cash	74,231	(952,469)
Cash balance, beginning of period	3,013,900	2,920,073
Cash balance, end of period	$3,088,131	$1,967,604

The accompanying notes are an integral part of these financial statements.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

1.           BASIS OF PRESENTATION

The unaudited interim financial statements of Asia Electrical Power International Group Inc. (“the Company”) as of March 31, 2009 and 2008 and for the three month periods ended March 31, 2009 and 2008, have been prepared in accordance with United States generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the quarter ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008.

2.

NOTES PAYABLE

In January, 2009, the Company paid the principal balances of promissory notes which totaled $201,653.  These had been issued to five suppliers in lieu of payments for purchases.  At the time of the note payments, a related warranty deposit was returned to the Company.

3.

INCOME TAXES

The Company was granted a 50% exemption from income taxes for the year 2009.  Such exemptions are available to Chinese enterprises classified as foreign investment companies.  This exemption provides for exemption of 50% of the income taxes of 2009 and 2010.

4.

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

The Company did not make any cash payments of either interest or income taxes during the three month periods of 2009 and 2008.

There were no non cash financing or investing transactions during either of the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements.

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

Background.

We were incorporated in the State of Nevada on August 30, 2002 as "Berita International Corporation." On December 24, 2003, we changed our name to "Keiji International Group Inc." and on September 30, 2004, we changed our name to "Asia Electrical Power International Group Inc." On January 23, 2003, we entered into an Asset and Share Exchange Agreement (the "Agreement") with Shenzhen Naiji Electrical Equipment Co., Ltd. ("Naiji"), a PRC corporation whereby we acquired all the issued and outstanding stock of Naiji for consideration of 24,000,000 shares of our common stock.

We have produced high and mid-voltage electrical switchgears since its inception in 1997. For the year ended December 31, 2008, we generated a pre-tax net loss (audited) of $(946,837) compared with a pre-tax net loss (audited) of $1,154,400 for the 2007 fiscal year end period.

Results of Operations.

March 31, 2009 compared with March 31, 2008

Revenues.

	Three months ended March 31, 2009	% Sales	Three months ended March 31, 2008	% Sales
Revenues	$2,079,282	100%	$2,540,778	100%
Cost of Sales	1,699,467	82%	2,104,601	83%
Gross Profit	$ 379,815	18%	$ 436,177	17%

Our revenues for the three months ended March 31, 2009 were $2,079,282, which represents a decrease of $461,496 (or 18.2%) from revenues of $2,540,778 for comparable 2008 period. The decrease in revenues reflects the effects of the worldwide economic slowdown, as many of our customers postponed planned projects out of economic concerns. Cost of Sales for the three month period in 2009 was $1,699,467, which represents a decrease of $405,134 (or 19.2%) from $2,104,601 for the comparable 2008 period. The decrease in cost of sales reflects the corresponding decrease in revenues for the period. Gross profit for the 2009 period was $379,815 representing a decrease of $56,362 or $13% from $436,177 for the comparable period in 2008. The decrease in gross profit is attributable to the reduction in revenues for the 2009 period.

Selling and administrative expenses.

Selling and administrative expenses (which includes salaries and benefits, depreciation and amortization, travel and promotion, technical support and related overhead, among other charges) for the 2009 three month period were $498,014, which represents a decrease of $191,833 (or 62.7%) from the prior year period. The increase in selling and administrative expenses for the 2009 period is due principally to increases from the prior period in salaries and benefits ($239,331 for the 2009 period compared with $209,655 for the 2008 period), travel and promotion ($63,050 for the 2009 period compared with $41,545 for the 2008 period), depreciation and amortization ($96,656 for the 2009 period compared with $72,529 for the 2008 period), research and development ($25,423 for the 2009 period compared with $3,712 for the 2008 period), and other miscellaneous charges ($44,057 for the 2009 period compared with $3,298 for the 2008 period), partially offset by a reduction in bad debt adjustment ($0 for the 2009 period compared with $46,733 for the 2008 period). During the 2009 period; salaries and benefits increased from the prior period due the increase of our marketing personnel coincident with the expansion of our regional marketing offices which occurred during fiscal 2008  and salary increases for all of our administrative employees, travel and promotion increased due to the continued promotion of our products through our expanded regional offices , research and development increased from the prior period due to the development of new products which we initiated during late 2008 , and miscellaneous expenses which include the cost of pursuing bids for new business. As a result of the stimulus program implemented by the PRC government, we significantly increased the number of bids during the current period compared with the prior period.  In addition, we had a reduction in the bad debt provision $46,733 during the 2008 period due to collection of an account previously written off.

Operating (Loss) Income.

During the three month period of 2009, we had an operating loss of $(118,199) compared with operating income of $135,424 for the three month period in 2008 due to the reasons discussed above.

Other Income (Expense).

Other income (Expense) was $(1,368) for the 2008 period compared with $5,428 for the 2008 period.

Income Taxes before Income Taxes, Net Income for the Period, Total Comprehensive Income, and Loss Per Share.

For the 2009 period, we had (loss) before taxes of $119,567) compared with again of $127,426 for the comparable period in 2008. During the 2008 period, we also provisioned $7,998 for income taxes. Our net (loss) for the 2009 period was $(119,567) compared with a net income of $127,426 for the comparable period in 2008. Foreign currency translation adjustment, which is the impact of different foreign exchange rates applied in to the balance sheet and income statement, was a gain of $13,032 for the 2009 period, which contrasts with a gain of $63,366 for the comparable 2008 period. The decrease reflects a lower rate of strengthening of the Yuan (or RMB)  against the US Dollar for the current period. Total comprehensive loss of the 2009 three month period was $106,535 compared with a gain of $190,792 for the comparable three month period in 2008. Income (Loss) Per Share applicable to common stock holders for the 2009 period was $(0.00) per share compared with a gain per share of $0.00 for the 2008 period.

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

Liquidity and Capital Resources.

As of March 31, 2009, we had working capital of $2,208,785 compared to working capital of $2,208,696 as of December 31, 2008. The slight increase is due principally to the pay down of various liabilities partially offset by the reduction in inventory.

Over the next 12 months, we will require approximately $8,800,000 to sustain our working capital needs as follows based on projected sales of $14,500,000:

Materials, Labor, Overhead	$ 7,800,000
Selling Expenses and Administrative Expenses	1,000,000
Total	$ 8,800,000

Sources of Capital.

We expect our revenues generated from operations to cover our projected working capital needs; however, if additional capital is needed, we will explore financing options such as shareholder loans. Shareholder loans are without stated terms of repayment. In the past, we have been charged interest at the rate of 6% per annum. We have no formal agreement that ensures that we will receive such loans. In the event shareholder loans are not available, we may seek long or short term financing for local banks. Presently, we do no have any credit facilities osuatdning with any banks.

Material Commitments.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements included in the annual report for the year ended December 31, 2008. We prepare our financial statements in conformity with U.S. GAAP, which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements as their application places the most significant demands on our management’s judgment.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (FAS 157).  While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures.  FAS 157 is effective for the Company beginning in the first quarter of fiscal 2009.  This pronouncement should not have a material impact on our financial statements.

In February 2008, the FASB issued “Effective Date of FASB Statement No.157” FASB Staff Position (FSP) No. 157-2 (FSP No. 157-2).  FSP No.157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008, for fair value measurements of non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159).  The statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain others items at fair value.  FAS 159 is effective for us beginning in the first quarter of 2009.  This pronouncement should not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not expect the adoption of SFAS No.161 to have a material impact on our financial statements.

Off-Balance Sheet Commitments And Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as shareholder’s equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, we do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Revenue Recognition

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

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," as described in Note 12 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase our income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to our income in the period such determination is made. We record income tax expense on our taxable income using the balance sheet liability method at the effective rate applicable in China in our consolidated statements of operations and comprehensive income.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Not applicable because we are a smaller reporting company.

Item 4.  Controls and Procedures

 Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

 There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

Date: May 20, 2009

By: /s/ Yulong Guo
Yulong Guo
President, Chief Executive Officer and Director

By: /s/Yubin Li

Yubin Li
Chief Financial Officer