Form 10-Q
period 2009-06-30
Asia Electrical Power International Group, Inc.
filed 2009-08-20
CIK 1306046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Asia Electrical Power International Group Inc.
(Exact name of registrant as specified in Charter)

NEVADA	0-51787	98-0522960

(State or other	(Commission File No.)	(IRS Employee
jurisdiction of		Identification No.)
incorporation or
organization)
E-4, Floor 3, Haijin Square
Taizi Road, Nanshan District, Shenzhen, PRC 518067
(Address of Principal Executive Offices)
86 755 2823 1993
(Issuer Telephone number)
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☑ No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2009: 51,959,693 shares of common stock

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Current Assets:

Cash	$3,048,326	$3,013,900
Accounts receivables	3,264,925	2,465,300
Other receivables	178,852	141,203
Advances to suppliers	43,393	66,351
Inventory	1,720,208	2,290,470

Total current assets	8,255,704	7,977,224

Fixed Assets
Land use right	2,756,429	2,791,248
Plant, property, and equipment	7,830,770	7,387,628

	10,587,199	10,178,876
Less: depreciation and amortization	1,240,129	1,056,603

Net fixed assets	9,347,070	9,122,273

Other Assets:
Deposits	618,890	1,043,807
Advances to affiliate	920,500	920,500

Total other assets	1,539,390	1,964,307

Total Assets	$19,142,164	$19,063,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$—	$201,653
Accounts payable	3,624,592	3,727,138
Advances from customers	1,229,333	1,105,403
Accrued liabilities	309,259	337,803
Other liabilities	692,048	396,531

Total current liabilities	5,855,232	5,768,528

Convertible Note Payable	1,377,502	1,321,508

Total Liabilities	7,232,734	7,090,036

Stockholders’ Equity:
Preferred stock: authorized 5,000,000 shares of $0.001 par value; issued and outstanding, 5,000,000 shares	5,000	5,000
Common stock: authorized 150,000,000 shares of $0.001 par value; issued and outstanding, 51,959,693 shares	51,960	51,960
Capital in excess of par value	8,221,456	8,221,456
Paid in capital – stock options	2,933,333	2,933,333
Accumulated deficit	(324,739)	(245,975)
Earnings appropriated for statutory reserves	183,749	183,749
Comprehensive income	838,671	824,245

Total stockholders’ equity	11,909,430	11,973,768

Tot Total Liabilities and Stockholders’ Equity	$19,142,164	$19,063,804

The accompanying notes are an integral part of these financial statements.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
For the Three and Six Month Periods Ended June 30, 2009 and 2008
(Unaudited)

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2009	2008	2009	2008
Revenue	$6,713,518	$5,409,018	$4,634,236	$2,868,240
Cost of Sales	5,397,613	4,517,773	3,698,146	2,413,172

Gross Profit	1,315,905	891,245	936,090	455,068

Expenses:
Selling and Administrative Expenses	1,294,868	621,624	796,854	315,443

Operating Income	21,037	269,621	139,236	139,625

Other Income (Expense):
Interest expense	(58,832)	(3,688)	(30,835)	(1,930)
Foreign exchange loss	(61,148)		(61,148)
Interest income	5,878	4,303	3,642	2,311
Other income	61,771	38,480	37,378	33,286

Net income (expense)	(52,331)	39,095	(50,963)	33,667

Income (Loss) before Income Taxes	(31,294)	308,716	88,273	173,292

Provision for Income Taxes:
Current Provision	(47,470)	(25,048)	(47,470)	(17,050)

Net Income (Loss) for the Period	(78,764)	283,668	40,803	156,242

Other Comprehensive Income -
Foreign currency translation adjustments	14,426	130,647	1,394	67,281

Total Comprehensive Income (Loss)	$(64,338)	$414,315	$42,197	$223,523

Earnings (Loss) Per Share -
Basic and Diluted	$0.00	$0.01	$0.00	$0.00

Weighted average number of shares outstanding	51,959,693	51,959,693	51,959,693	51,959,693
The accompanying notes are an integral part of these financial statements.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATIONS:
Net income (loss)	$(78,764)	$283,668
Adjustments to reconcile net income (loss) to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Depreciation and amortization	182,283	153,825
Amortization of discount on convertible note	55,994	—
Changes in assets and liabilities:
Increases in accounts receivable	(787,655)	(675,411)
(Increase) decrease in other receivables	(46,231)	251,833
Decreases in advances to suppliers	23,055	55,488
Decrease (increase) in inventory	573,538	(259,579)
Decrease in notes payable	(201,976)	—
Decreases in accounts payable	(107,690)	(324,039)
Increase (decrease) in advances from customers	122,441	(224,476)
Increase (decrease) in other payables	292,468	(1,441,332)
Decreases in accrued liabilities	(29,015)	(15,628)

Net Cash Consumed By Operating Activities	(1,552)	(2,195,651)

CASH FLOWS FROM INVESTING ACTIVITIES:
Release of guarantee fund	203,664	—
Purchases of fixed assets	(438,843)	(245,961)
Increase in construction in progress	—	(331,273)
Decrease (increase) in deposits	267,025	(289,468)
Funds set aside for collateral deposit	—	(281,955)

Net Cash Provided (Consumed) By Investing Activities	31,846	(1,148,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under promissory note	—	1,545,483
Borrowings under bank credit facility	—	939,848

Net Cash Provided By Financing Activities	—	2,485,331

Exchange rate effect on cash	4,132	130,647

Net change in cash	34,426	(728,330)
Cash balance, beginning of period	3,013,900	2,920,073

Cash balance, end of period	$3,048,326	$2,191,743

The accompanying notes are an integral part of these financial statements.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
1. BASIS OF PRESENTATION
The unaudited interim consolidated financial statements of Asia Electrical Power International Group Inc. (“the Company”) as of June 30, 2009 and 2008 and for the three and six month periods ended June 30, 2009 and 2008, have been prepared in accordance with United States generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended June 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.
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
2. NOTES PAYABLE AND RELATED WARRANTY DEPOSIT
In January, 2009, the Company paid the principal balances of promissory notes which totaled $201,653. These had been issued to five suppliers in lieu of payments for purchases. At the time of the note payments, a related warranty deposit of $203,664 was returned to the Company.
3. INCOME TAXES
The Company was granted a 50% exemption from income taxes for the year 2009. Such exemptions are available to Chinese enterprises classified as foreign investment companies. This exemption provides for exemption of 50% of the income taxes of 2009 and 2010.
4. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
The Company did not make any cash payments of either interest or income taxes during the six month periods of 2009 and 2008.
There were no non cash financing or investing transactions during either of the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Notice Regarding Forward Looking Statements.
We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forwarding-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our next Annual Report on Form10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Background
We were incorporated in the State of Nevada on August 30, 2002 as “Berita International Corporation.” On December 24, 2003, we changed our name to “Keiji International Group Inc.” and on September 30, 2004, we changed our name to “Asia Electrical Power International Group Inc.” On January 23, 2003, we entered into an Asset and Share Exchange Agreement (the “Agreement”) with Shenzhen Naiji Electrical Equipment Co., Ltd. (“Naiji”), a PRC corporation, whereby we acquired all the issued and outstanding stock of Naiji for consideration of 24,000,000 shares of our common stock.

We have produced high and mid-voltage electrical switchgears since its inception in 1997. For the year ended December 31, 2008, we generated a pre-tax net income (audited) of $129,400 compared with a pre-tax net loss (audited) of $(946,837) for the 2007 fiscal year end period.
Results of Operations
June 30, 2009, compared to June 30, 2008
Revenues

	Six months ended		Six months ended
	June 30, 2009	% Sales	June 30, 2008	% Sales
Revenue	$6,713,518	100%	$5,409,018	100%
Cost of Sales	5,397,613	80%	4,517,773	84%
Gross Profit	$1,315,905	20%	$891,245	16%
Our revenues for the six months ended June 30, 2009 were $6,713,518, which represents an increase of $1,304,500 (or 24.1% which includes the effectiveness of the exchange rate ) from revenues of $5,409,018 for the comparable 2008 period. The increase in revenues reflects the effectiveness of the Company’s aggressive marketing efforts in the north and northwest markets in China, especially in tendering for engineering projects.
Cost of Sales for the six month period in 2009 was $5,397,613, which represents an increase of $879,840 (or 19.5%) from $4,517,773 for the comparable 2008 period. The increase in cost of sales reflects the corresponding increase in revenues for the period. Gross profit for the 2009 period was $1,315,905 representing an increase of $424,660 or $47.6% from $891,245 for the comparable period in 2008. The increase in gross profit is attributable to the increase in revenues for the 2009 period.

	Three months		Three months
	ended June 30,		ended June 30,
	2009	% Sales	2008	% Sales
Revenue	$4,634,236	100%	$2,868,240	100%
Cost of Sales	3,698,146	80%	2,413,172	84%
Gross Profit	$936,090	20%	$455,068	16%
Our revenues for the three months ended June 30, 2009 were $4,634,236, which represents an increase of $1,765,996 (or 61.6% which includes the effectiveness of the exchange rate) from revenues of $2,868,240 for the comparable 2008 period. The significant increase in revenues is principally due to the effectiveness of the PRC government’s stimulus money and policy to boost domestic demand. Especially for the quarter ended June 30, 2009, the Company actively participated in tendering for projects. As a result, sales increased dramatically during the quarter.
Cost of Sales for the three month period ended June 30, 2009 was $3,698,146, which represents an increase of $1,284,974 (or 53.2%) from $2,413,172 for the comparable 2008 period. The increase in cost of sales reflects the corresponding increase in revenues for the period. Gross profit for the 2009 three month period was $936,090 representing an increase of $481,022 (or $105.7%) from $455,068 for the comparable period in 2008. The increase in gross profit is attributable to the increase in revenues for the 2009 period.
Selling and Administrative Expenses
Selling and administrative expenses (which includes salaries and benefits, depreciation and amortization, travel and promotion, technical support and related overhead, among other charges) for the 2009 six month period were $1,294,868, which represents an increase of $673,254 (or 108.3%) from $621,614 for the prior year period. The increase in selling and administrative expenses for the 2009 six month period was due principally to increases from the prior period in salaries and benefits ($786,558 for the 2009 period compared with $328,978 for the 2008 period), travel and promotion ($103,937 for the 2009 period compared with $77,593 for the 2008 period), depreciation and amortization ($128,666 for the 2009 period compared with $92,856 for the 2008 period), research and development ($38,843 for the 2009 period compared with $7,629 for the 2008 period), bad debt expense (expense of $511 for the current period versus a prior year credit of $30,578), and other miscellaneous charges ($141,804 for the 2009 period compared with $81,160 for the 2008 period).
The selling and administrative expenses for the three months ended June 30, 2009 were $796,854, which represents an increase of $481,411 (or 152.6%) from $315,443 for the prior year period. The increase in selling and administrative expenses for the 2009 period is principally because the Company accrued $350,000 of yearly salaries for our CEO and Secretary in 2009 and $100,000 for the Company’s public company compliance and legal costs.
During the 2009 period: salary and benefits increased principally due to the accrual of $350,000 of salaries and expenses for our CEO and Secretary in 2009, compared to -0- in 2008; fuel prices declined, resulting in a decrease in delivery expenses; as a result of the stimulus program implemented by the PRC government, we significantly increased the number of bids submitted for engineering projects, resulting in an increase in tendering expenses; travel and promotion increased because the travel expense for 2008 was minimal thanks to the 2008 snow disaster subsidy we received from Shenzhen Financial Bureau and furthermore, 2008’s earthquake and flood prevented many of our purchase and sales personnel from travelling out of offices; research and development increased from the prior period due to the development of new products which we initiated during late 2008.

Operating (Loss) Income
During the first six months of 2009, we had an operating income of $21,037 compared with operating income of $269,621 for the comparable period in 2008, due to the reasons discussed above.
During the three month period ended June 30, 2009, our operating income was $139,236 compared with operating income of $139,625 for the comparable period in 2008, due to the reasons discussed above.
Other Income (Expense)
Other Income (Expense) was $(52,331) for the 2009 six month period compared with $39,095 for the comparable 2008 period and was $(50,963) for the three month period compared with $33,667 for the 2008 period. The increase in other expenses for the 2009 period was due primarily to a loss on currency exchange on equipment purchase using European currency and a write-off of receivables owed by a customer in a debt reorganization proceeding, offset by the collection of project delay penalties.
Income Taxes
The corporate income tax increased from 9% in 2008 to 10% in 2009.
Income (Loss) before Income Taxes, Net Income (Loss) for the Period, Total Comprehensive Income (Loss), and Loss Per Share
For the 2009 six month period, we had a (loss) before taxes of $(31,294) compared with income of $308,716 for the comparable period in 2008. For the three month period ended June 30, 2009, we had an income before taxes of $88,273 compared with income of $173,292 for the comparable period in 2008. During the 2009 six month period, we also made a provision for income taxes of $47,470, compared with a provision of $25,048 for the comparable period in 2008. For three months ended June 30, 2009 and 2008, the provisions for income taxes were $47,470 and $17, 050, respectively. Our net (loss) for the 2009 six month period was $(78,764), compared with net income of $283,668 for the comparable period in 2008. The net income for the three month period ended June 30, 2009 was $40,803, compared with net income of $156,242 for the comparable period in 2008. Foreign currency translation adjustment, which is the impact of different foreign exchange rates applied to the balance sheet and income statement, was a gain of $14,426 for the 2009 six month period, compared to a gain of $130,647 for the same period in 2008. Total comprehensive (loss) of $(64,338) for the first six months of 2009 compares with total comprehensive income of $414,315 for the same period in 2008. For the three months ended June 30, 2009, total comprehensive income was $42,197, compared with total comprehensive income of $223,523 for the same period in 2008.
Income (Loss) Per Share applicable to common stockholders for the 2009 period was $(0.00) per share compared with a gain per share of $0.01 for the 2008 six month period and $0.00 for the three month period ended June 30, 2008

Current Trends in the Industry
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
We have been able to retain our market share and expect to increase our customer base and level of sales without existing methods of marketing, sales staff and customer service we provide. We view customer service as the most important factor in our marketing mix. As mentioned above “Trends in the Industry”, with new developments in rural areas, the PRC will be accepting bids to service such areas to establish electrical networks. We anticipate such new developments will increase our sales by 25% per year for fiscal 2009 year end. A majority of our sales are generated through existing customer base by referrals however with these new developments.
Liquidity and Capital Resources
As of June 30, 2009, we had working capital of $2,400,472 compared to working capital of $2,208,696 as of December 31, 2008. The increase is due principally to the increase of accounts receivable and the decrease in notes payable and accounts payable, partially offset by a reduction in inventories.
Over the next 6 months, we will require approximately $6,000,000 to sustain our working capital needs as follows, based on projected sales of $12,000,000:

Materials, Labor, Overhead	$5,000,000
Selling Expenses and Administrative Expenses	$1,000,000

Total	$6,000,000
Sources of Capital
We expect our revenues generated from operations to cover our projected working capital needs; however, if additional capital is needed, we will explore financing options such as shareholder loans. Shareholder loans are without stated terms of repayment. In the past, we have been charged interest at the rate of 6% per annum. We have no formal agreement that ensures that we will receive such loans. In the event shareholder loans are not available, we may seek long or short term financing from local banks. Presently, we do no have any credit facilities outstanding with any banks.

Material Commitments
We do not have any material commitments for capital expenditures other than the engineering expenditure for Asia Electrical Power Industrial Zone.
Seasonal Aspect
Our business is seasonal in that sales are particularly low in February, due to the Chinese New Year holiday, during which time our business is closed for up to 2 weeks. Sales in March are usually higher than usual levels as a result.
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
Income Taxes
We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” as described in Note 12 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase our income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to our income in the period such determination is made. We record income tax expense on our taxable income using the balance sheet liability method at the effective rate applicable in China in our consolidated statements of operations and comprehensive income.

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
Changes in Internal Controls
There were no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Signatures appear on following page)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

Date: August 14, 2009

By:	/s/ Yulong Guo Yulong Guo
President, Chief Executive Officer and Director

By:	/s/ Yunbin Li

Yunbin Li
Chief Financial Officer