Form 10-Q
period 2009-09-30
Asia Electrical Power International Group, Inc.
filed 2009-11-16
CIK 1306046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
86 755 2823 1993
(Issuer Telephone number)
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☑ No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2009: 51,959,693 shares of common stock.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Current Assets:

Cash	$1,532,054	$3,013,900
Accounts receivables, net of allowance for doubtful accounts of $346,220	5,015,378	2,465,300
Other receivables	177,283	141,203
Advances to suppliers	71,712	66,351
Inventory	2,311,361	2,290,470

Total current assets	9,107,788	7,977,224

Fixed Assets
Land use right	2,743,148	2,791,248
Plant, property, and equipment	7,819,228	7,387,628

	10,562,376	10,178,876
Less: depreciation and amortization	1,345,429	1,056,603

Net fixed assets	9,216,947	9,122,273

Other Assets:
Deposits	499,529	1,043,807
Advances to affiliate	2,718,496	920,500

Total other assets	3,218,025	1,964,307

Total Assets	$21,542,760	$19,063,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$—	$201,653
Accounts payable	5,201,552	3,727,138
Advances from customers	788,799	1,105,403
Accrued liabilities	470,626	337,803
Other liabilities	1,355,724	396,531

Total current liabilities	7,816,701	5,768,528

Convertible Note Payable	1,405,499	1,321,508

Total Liabilities	9,222,200	7,090,036

Stockholders’ Equity:
Preferred stock: authorized 5,000,000 shares of $0.001 par value; issued and outstanding, 5,000,000 shares	5,000	5,000
Common stock: authorized 150,000,000 shares of $0.001 par value; issued and outstanding, 51,959,693 shares	51,960	51,960
Capital in excess of par value	8,221,456	8,221,456
Paid in capital — stock options	2,933,333	2,933,333
Accumulated earnings (deficit)	74,836	(245,975)
Earnings appropriated for statutory reserves	183,749	183,749
Comprehensive income (loss)	850,226	824,245

Total stockholders’ equity	12,230,560	11,973,768

Tot Total Liabilities and Stockholders’ Equity	$21,542,760	$19,063,804

The accompanying notes are an integral part of these financial statements.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Nine Months Ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Revenue	$13,351,210	$9,406,051	$6,637,692	$3,997,033
Cost of Sales	10,406,404	7,810,410	5,008,791	3,292,637

Gross Profit	2,944,806	1,595,641	1,628,901	704,396

Expenses:

Selling and Administrative Expenses	2,416,659	872,667	1,121,791	251,043

Operating Income	528,147	722,974	507,110	453,353

Other Income (Expense)
Interest expense	(87,957)	(4,811)	(29,125)	(1,123)
Losses on foreign currency transactions	(61,148)	(3,331)	—	(3,331)
Interest income	8,001	9,279	2,123	4,976
Other income	95,410	5,663	33,639	(32,817)

Net other income (expense)	(45,694)	6,800	6,637	(32,295)

Income before Income Taxes	482,453	729,774	513,747	421,058

Provision for Income Taxes:
Current Provision	(161,644)	(63,041)	(114,174)	(37,993)

Net Income for the Period	320,809	666,733	399,573	383,065

Other Comprehensive Income —
Foreign currency translation adjustments	25,983	172,306	11,557	41,660

Total Comprehensive Income	$346,792	$839,039	$411,130	$424,725

Income Per Common Share —
Basic and Diluted	$0.01	$0.01	$0.01	$0.01

Weighted average number of shares outstanding	51,959,693	51,959,693	51,959,693	51,959,693

The accompanying notes are an integral part of these financial statements.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATIONS:
Net income	$320,809	$666,733
Adjustments to reconcile net income to net cash provided (consumed) by operating activities:
Charges not requiring the outlay of cash:
Depreciation and amortization	286,495	236,308
Amortization of discount on convertible note	83,991	—
Changes in assets and liabilities:
Increases in accounts receivable	(2,534,784)	(1,132,081)
(Increase) decrease in other receivables	(44,503)	209,488
(Increase) decrease in advances to suppliers	(5,198)	94,392
Increase in inventory	(15,328)	(240,783)
Decrease in notes payable	(201,653)	—
Increase in accounts payable	1,465,056	(15,331)
Increase (decrease) in advances from customers	(319,219)	367,732
Increase (decrease) in other payables	953,590	(1,328,250)
Decrease in accrued liabilities	131,975	72,400

Net Cash Provided (Consumed) By Operating Activities	121,231	(1,069,392)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment to affiliate	(1,797,323)
Purchases of fixed assets	(425,411)	(214,350)
Increase in construction in progress	—	(850,804)
Return of guarantee deposit	203,789	—
Increase (decrease) in deposits	409,311	(241,959)

Net Cash Provided (Consumed) By Investing Activities	(1,609,634)	(1,307,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under promissory note	—	1,545,483
Funds set aside for collateral account	—	(275,457)
Borrowings under bank credit facility	—	918,189

Net Cash Provided (Consumed) By Financing Activities	—	2,188,215

Effect of exchange rate changes on cash	6,557	172,307

Net change in cash	(1,481,846)	(15,984)
Cash balance, beginning of period	3,013,900	2,920,073

Cash balance, end of period	$1,532,054	$2,904,089

The accompanying notes are an integral part of these financial statements.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
1. BASIS OF PRESENTATION
The unaudited interim consolidated financial statements of Asia Electrical Power International Group Inc. (the “Company”) as of September 30, 2009 and 2008 and for the three and nine month periods ended September 30, 2009 and 2008, have been prepared in accordance with United States generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.
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
2. NOTES PAYABLE AND RELATED WARRANTY DEPOSIT
In January, 2009, the Company paid the principal balances of promissory notes which totaled $201,653. These had been issued to five suppliers in lieu of payments for purchases. At the time of the note payments, a related warranty deposit of $203,789 was returned to the Company.
3. SELLING AND ADMINISTRATIVE EXPENSE
Details of amounts included in Selling and Administrative Expense are presented below.

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
Salaries and benefits	$460,444	$417,712
Executive salaries	615,000	—
Office and utilities	78,044	54,563
Travel expenses	244,047	131,052
Research and development	154,655	19,520
Depreciation	191,550	153,775
Promotional expense	102,421	51,902
Professional fees and expenses	435,000	—
Other expenses	135,498	44,143

	$2,416,659	$872,667

4. INCOME TAXES
The Company was granted a 50% exemption from income taxes for the year 2009. Such exemptions are available to Chinese enterprises classified as foreign investment companies. This exemption provides for exemption of 50% of the income taxes of 2009 and 2010.
5. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
The Company did not make any cash payments of either interest or income taxes during the nine month periods of 2009 and 2008.
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
Results of Operations
September 30, 2009, compared to September 30, 2008
Revenues

	Nine months		Nine months
	ended September		ended September
	30, 2009	% Sales	30, 2008	% Sales
Revenue	$13,351,210	100%	$9,406,051	100%

Cost of Sales	10,406,404	78%	7,810,410	83%

Gross Profit	$2,944,806	22%	$1,595,641	17%
Our revenues for the nine months ended September 30, 2009 were $13,351,210, which represents an increase of $3,945,159 (or 41.9% which includes the effectiveness of the exchange rate) from revenues of $9,406,051 for the comparable 2008 period. The increase in revenues reflects the Company’s successful tendering for engineering projects controlled by Power Supply Bureaus in Shanxi, Shandong, Yunnan and Guangxi provinces.
Cost of Sales for the nine month period in 2009 was $10,406,404, which represents an increase of $2,595,994 (or 33.2%) from $7,810,410 for the comparable 2008 period. The increase in cost of sales reflects the corresponding increase in sales for the period. Gross profit for the 2009 period was $2,944,806 representing an increase of $1,349,165 or $84.6% from $1,595,641 for the comparable period in 2008. The increase in gross profit is attributable to the increase in revenues for the 2009 period.

	Three months		Three months
	ended September		ended September
	30, 2009	% Sales	30, 2008	% Sales
Revenue	$6,637,692	100%	$3,997,033	100%

Cost of Sales	5,008,791	75%	3,292,637	82%

Gross Profit	$1,628,901	25%	$704,396	18%
Our revenues for the three months ended September 30, 2009 were $6,637,692, which represents an increase of $2,640,659 (or 66.1% which includes the effectiveness of the exchange rate) from revenues of $3,997,033 for the comparable 2008 period. The significant increase in revenues is due principally to the effectiveness of the PRC government’s stimulus money and policy to boost domestic demand. For the quarter ended September 30, 2009, the Company aggressively participated in tendering for engineering projects of power supply companies in different provinces. As a result, sales increased dramatically during the quarter.
Cost of Sales for the three month period ended September 30, 2009 was $5,008,791, which represents an increase of $1,716,154 (or 52.1%) from $3,292,637 for the comparable 2008 period. The increase in cost of sales is connected to the corresponding increase in revenues for the period. Gross profit for the 2009 three month period was $1,628,901 representing an increase of $924,505 (or $131.2%) from $704,396 for the comparable period in 2008. The increase in gross profit is attributable to the increase in revenues for the 2009 period.
Selling and Administrative Expenses
Selling and administrative expenses (which includes salaries and benefits, depreciation and amortization, travel and promotion, technical support and related overhead, among other charges) for the 2009 nine month period were $2,416,659, which represents an increase of $1,543,992 (or 176.9%) from $872,667 for the prior year period. The increase in selling and administrative expenses for the 2009 nine month period was due principally to the $615,000 in salaries of the Company’s CEO and Secretary in 2009 compared with $0 for the 2008 period, and professional fees of $435,000 in 2009 compared with $0 in the prior period. Additional changes include research & development ($154,655 for the 2009 period compared with $19,520 for the 2008 period), bad debt expense (expense of $512 for the current period versus a prior year credit of $73,951), travel and promotion ($190,831 for the 2009 period compared with $120,542 for the 2008 period), depreciation and amortization ($191,550 for the 2009 period compared with $153,775 for the 2008 period), and other miscellaneous charges ($194,495 for the 2009 period compared with $125,074 for the 2008 period).
During the 2009 period: fuel prices decreased slightly compared with the same period of last year but the increase in sales volume beyond Guangdong Province kept the transportation cost at the same level as last year’s; in order to mitigate the impact of the global financial crisis, management increased the expenses for public relations; the Company lowered advertising cost; the Company actively participated in tendering for engineering projects that are mostly funded through the governments’ stimulus money and correspondingly the Company’s tendering expenses increased; research and development increased from the prior period for the development of new switchgears.
The selling and administrative expenses for the three months ended September 30, 2009 were $1,121,791, which represents an increase of $870,748 (or 346.9%) from $251,043 for the prior year period. The increase for this 2009 period is principally because the Company accrued $265,000 for yearly salaries of our CEO and Secretary in 2009 and $335,000 in certain professional fees and expenses relating to its public company status compared to no expense in 2008.

Operating Income
During the first nine months of 2009, we had an operating income of $528,147 compared with operating income of $722,974 for the comparable period in 2008, due to the reasons discussed above.
During the three month period ended September 30, 2009, our operating income was $507,110 compared with operating income of $453,353 for the comparable period in 2008, due to the reasons discussed above.
Other Income (Expense)
Other Income (Expense) was $(45,694) for the 2009 nine month period compared with $6,800 for the comparable 2008 period and was $6,637 for the 2009 three month period compared with $(32,295) for the 2008 period. The increase in other expenses for the 2009 nine month period was due primarily to a loss on currency exchange on equipment purchases using European currency.
Income Taxes
The corporate income tax increased from 9% in 2008 to 10% in 2009.
Income before Income Taxes, Net Income for the Period, Total Comprehensive Income, and Loss Per Common Share
For the 2009 nine month period, we had income before taxes of $482,453 compared with income of $729,774 for the comparable period in 2008. For the three month period ended September 30, 2009, we had income before taxes of $513,747 compared with income of $421,058 for the comparable period in 2008. During the 2009 nine month period, we also made a provision for income taxes of $161,644, compared with a provision of $63,041 for the comparable period in 2008. For three months ended September 30, 2009 and 2008, the provisions for income taxes were $114,174 and $37,993, respectively. Our net income for the 2009 nine month period was $320,809, compared with net income of $666,733 for the comparable period in 2008. The net income for the three month period ended September 30, 2009 was $399,573, compared with net income of $383,065 for the comparable period in 2008. Foreign currency translation adjustments, which are the impact of different foreign exchange rates applied to the balance sheet and income statement, were a gain of $25,983 for the 2009 nine month period, compared to a gain of $172,306 for the same period in 2008. Total comprehensive income of $346,792 for the first nine months of 2009 compares with total comprehensive income of $839,039 for the same period in 2008. For the three months ended September 30, 2009, total comprehensive income was $411,130, compared with total comprehensive income of $424,725 for the same period in 2008.
Income per Common Share for the nine months and three months ended September 30, 2009 and for the nine months and three months ended September 30, 2008 was $0.01 per share for each period.

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
We have been able to retain our market share and expect to increase our customer base and level of sales with existing methods of marketing, sales staff and customer service that we currently provide. We view customer service as the most important factor in our marketing mix. As mentioned above “Trends in the Industry”, with new developments in rural areas, the PRC will be accepting bids to service such areas to establish electrical networks. We anticipate such new developments will increase our sales by 25% per year for fiscal 2009 year end. A majority of our sales are generated through existing customer base by referrals however with these new developments.
Liquidity and Capital Resources
As of September 30, 2009, we had working capital of $1,291,087 compared to working capital of $2,208,696 as of December 31, 2008. The decrease is due principally to the decrease of cash reserve and the increase in accounts payable, partially offset by a increase in accounts receivable.
Over the next three months, we will require approximately $5,000,000 to sustain our working capital needs as follows, based on projected sales of $6,700,000:

Materials, Labor, Overhead	$4,200,000

Selling Expenses and Administrative Expenses	$800,000

Total	$5,000,000
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
NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurement (FAS 157). While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures. FAS 157 was effective for the Company beginning in the first quarter of fiscal 2009. This pronouncement should not have a material impact on our financial statements.
In February 2008, FASB issued “Effective Date of FASB Statement No. 157” FASB Staff Position (FSP) No. 157-2 (FSP No. 157-2). FSP No. 157-2 delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, for fair value measurements of non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).

In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). The statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain others items at fair value. FAS 159 was effective for us beginning in the first quarter of 2009. This pronouncement should not have a material impact on our financial statements.
In March 2008, FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect the adoption of FAS No. 161 to have a material impact on our financial statements.
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
Revenue Recognition
Revenue is recognized when product is delivered to customers. In determining delivery, consideration is given to the following: whether an arrangement exists with the buyer; whether delivery has occurred; whether the price to the buyer is fixed or determinable; and that collection is reasonably assured. No provision is made for any right of return that may exist as the criteria specified in Statement of Financial Accounting Standards (FAS) No. 48 have been met.
Income Taxes
We account for income taxes under the provisions of FAS No. 109, “Accounting for Income Taxes,” as described in Note 12 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase our income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to our income in the period such determination is made. We record income tax expense on our taxable income using the balance sheet liability method at the effective rate applicable in China in our consolidated statements of operations and comprehensive income.
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
Changes in Internal Controls
There were no changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Signatures appear on following page)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
Date: November 13, 2009

By:	/s/ Yulong Guo
Yulong Guo
President, Chief Executive Officer and Director

By:	/s/ Yunbin Li
Yunbin Li
Chief Financial Officer