Form 10-K
period 2009-12-31
Asia Electrical Power International Group, Inc.
filed 2010-06-15
CIK 1306046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2009.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to                      .
Commission file number: 000-51787
Asia Electrical Power International Group Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0522960

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

E-4, Floor 3, Haijin Square
Taizi Road, Nanshan District, Shenzhen, China	518067

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number, including area code: +86-755-2823-1993
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES ☑ NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ YES ☑ NO
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ YES ☑ NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES ☐ NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO
The aggregate market value of the 19,797,348 voting and non-voting common equity held by non-affiliates of the registrant was approximately $989,867.4 as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.05 per share, as reported on the OTC Bulletin Board.
As of April 1, 2010, the registrant had 51,959,693 shares of common stock and 5,000,000 shares of preferred stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

Unless otherwise indicated or the context otherwise requires, all references below in this Annual Report on Form 10-K to “we,” “us” and the “Company” are to Asia Electrical Power International Group Inc., a Nevada corporation and its wholly owned subsidiary Asia Electrical Power Equipment (Shenzhen) Co., Ltd.
Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to “Yuan” or “RMB” are to the currency of the People’s Republic of China (the “PRC”) Yuan (also known as the Renminbi). According to Xe.com as of March 30, 2010, $1.00 USD = 6.82685 Yuan.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:
•	general economic and business conditions, both nationally and in our markets,

•	our expectations and estimates concerning future financial performance, financing plans and the impact of competition,

•	our ability to implement our growth strategy,

•	anticipated trends in our business,

•	advances in technologies, and

•	other risk factors set forth herein.
We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.
Forward-looking statements speak only as of the date of this report or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I
ITEM 1. BUSINESS
Overview
Asia Electrical Power International Group Inc. (“AEPW”) was incorporated in the State of Nevada on August 30, 2002 as “Berita International Corporation.” On December 24, 2003, we changed our name to “Keiji International Group Inc.” and on September 30, 2004, we changed our name to “Asia Electrical Power International Group Inc.”
On January 23, 2003, we entered into an Asset and Share Exchange Agreement (the “Agreement”) with Shenzhen Naiji Electrical Equipment Co., Ltd. (“Naiji”), a PRC company whereby we acquired all the issued and outstanding stock of Naiji for consideration of 24,000,000 shares of our common stock.
The shareholders of Naiji unanimously approved the Agreement for the purposes of restructuring itself in anticipation of becoming listed on the OTC Bulletin Board. AEPW was formed by Naiji for this purpose. As a result, Naiji became our wholly-owned subsidiary. Prior to entering into the Agreement, we had no assets, liabilities, equity and had not issued any of our shares. In PRC, corporate ownership is determined by each shareholder’s proportionate capital contribution. As a result of entering into the Agreement, the shareholders of Naiji became the shareholders of AEPW in equal proportion wherein the 24,000,000 shares were allocated based on the capital contributions, or ownership of Naiji. The Agreement therefore was a non-arms length transaction.
Naiji has produced high and mid-voltage electrical switchgears since its inception in 1997.
For the year ended December 31, 2009, we generated a pre-tax income of $521,071 compared with a pre-tax net income of $129,400 for the 2008 fiscal year end period.
We are currently listed on the OTCBB under the symbol of “AEPW.”
Recent Events
On December 4, 2009, we filed a Schedule 13E-3 Transaction Statement including a Preliminary Information as an Exhibit with the Securities and Exchange Commission (“SEC”) in connection with the approval by the board of directors of a reverse stock split of one share for each 500 shares of the Company’s common stock presently issued and outstanding. The purpose of the reverse stock split is to reduce the number of stockholders of the Company as part of a process to permit the Company to terminate operating as a “reporting company” under the Securities Exchange Act of 1934 because of the disproportionate expense in remaining a “public company” compared with any benefits the Company receives as a result thereof. A Definitive Schedule 14C Information Statement will be sent or made available to all stockholders before the Company carries out the reverse stock split. No proxies are being solicited in connection with this transaction since stockholders holding approximately 70.8% of the issued and outstanding common stock of the Company have voted in favor of the reverse stock split.
We intend to carry out the reverse stock split by filing an amendment to our Articles of Incorporation with the Secretary of State of Nevada after the SEC approves the transaction disclosure documents and we complete the dissemination of transaction information materials to our stockholders. We also intend to file a final Schedule 13E-3 Transaction Statement and a Form 15 Certification and Notice of Termination of Registration with the SEC in order to effect the voluntary deregistration of our common stock after the reverse stock split is completed. For more information regarding the reverse stock split, please see our Schedule 13E-3 Transaction Statement, as amended, and the exhibits thereto, and Schedule 14C Preliminary Information Statement and the exhibits thereto, all of which were filed on March 11, 2010.

Our Headquarters
Our world headquarters are located at Asia Electrical Power Industrial Zone, Songgang Road, Bao’an District, Shenzhen, China. Our phone number is +86 755 2823 1993, and our fax number is +86 755 2823 1996.
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
Our product line consists of switchgears, load break switches (circuit breakers), and branch cabinets and each is described below:
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
AGN 12/24 SF6 Ring Main Unit
This product is similar to the SRM 16-12/24 SF6 GIS Ring Main Unit however it consists of the VS1-12/24, VDM6-12 and BP series vacuum circuit breakers and the AFL 12/24D Load break switch.
KYN 12/24 Metal Clad Switchgear
This product is a complete set of distribution devices with 3.6 -2KV, 24KV used mainly in power plants, and mining industries.
Load Break Switches interrupt normal load currents in low voltage distribution networks.
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
Circuit Breakers are electric devices that, like a fuse, interrupt an electric current in a circuit when the current becomes too high.
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
AZW 12/24 Outdoor Circuit Breaker
This product is an indoor high voltage vacuum circuit breaker with permanent magnetic mechanism with a rated voltage of 12KV-24KV and the three-phase alternating current of 50Hz and is used to switch on/off various types of electrical loads. It is suitable for various types of electrical networks however used especially in industries requiring the generation of higher voltages and longer operating times.
BP1/BP2 Vacuum Circuit Breaker
We do not manufacture this product; rather, it is imported by suppliers in the Ukraine. It has a vacuum circuit breaker with permanent magnetic mechanism with a rated voltage of 10KV/12KV/24KV.
Branch Cabinets act as electrical transfer stations that connect electrical cables for distribution to various points.

ADF 630 Indoor Cable Cabinet
This product is used for the cable connection and branching connection between various points. The cabinet crust is made of 2 millimeters of stainless steel plate. Electrically charged parts are structured with complete insulation and air tight seal. This product is waterproof and widely used in conjunction with our product line mentioned above.
ADF 630/2 Outdoor Cable Cabinet
This product is the outdoor counter part of the ADF 630 Indoor Cabinet.
Our product sales for 2009 are segregated as follows:

Product	Percent of Total Sales
Switchgears	40%
Branch Cabinets	14%
Circuit Breakers	46%
During fiscal 2009 and 2008, domestic (PRC) sales comprised 99.3% and 98.3% respectively of total sales.
During fiscal 2009 and 2008, we spent approximately $162,619 and $32,775, respectively on research and development costs. We believe that amounts spent on research and development are necessary for us to remain competitive in the market, and thus, such amounts may not necessarily be passed on directly to our customers. Amounts spent to date complying with environmental regulations have been insignificant. We believe that we meet all environmental regulations, and not foresee environmental regulations having a material adverse impact on our business in the immediate future.
New Products
We endeavor to enhance our product line by improving existing products and/or introducing new products to the marketplace. We have developed and are currently testing gas insulated switchgears to be used in the power distribution system of power plants and sub-stations, as well as an enhancement to existing switchgears which would afford applicability to other markets, such as power plants. We expect to introduce both products during the fourth quarter of 2009. These new products will allow us to enter new markets and attract new customers.
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
Raw Materials
We purchase various finished products to manufacture and assemble our product line. We purchase metal enclosures which house our branch cabinets. We also purchase voltage and current transformers, indicators, fuse and fuse holders, and other finished products, which we assemble into finish products. The metal enclosures are purchased from Shenzhen Keji Electrical Equipment Manufacturing Co. Ltd. located in Shenzhen PRC. Our President is a major shareholder of this supplier, however, we believe that the product pricing from this supplier is consistent with pricing from other suppliers in the area. We purchase our finished goods from a variety of suppliers. While we may maintain single sources for some of the finished goods, we believe that other supply sources for such products are available if necessary at competitive pricing.

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
Our main marketing strategies are premised on:
•	The efforts of our sales staff to obtain new customers. Management oversees the efforts of our sales staff and makes adjustments to our marketing strategy as appropriate in response to market conditions. Management approves all marketing strategies carried out by our sales staff. We review monthly regional market reports of each branch office and make adjustments to our marketing strategies as market conditions vary. In addition to marketing to tradition commercial/residential customers, we also keep abreast of news and development in rural areas where contracts will be awarded to supply equipment for all aspects of electrical network implementation by the PRC.
•	Effective client relations management to maintain our customer base and to encourage referrals through existing customers. In maintaining customer relations, our sales staff offer technical support, tend to customer service matters, and arrange for on site visits from our technical staff so that customer questions or concerns are addressed in a timely manner.
•	Marketing campaigns launched throughout the PRC, promotional materials, and advertising in trade magazines and billboards and at trade exhibitions.
Management believes that our marketing strategies have been effective in achieving desired levels of revenues and therefore implementation of these strategies has been consistent. We also participate in industry exhibitions and trade fairs to be held from time to time in various regional cities in the PRC, including, Harbin, Shenyang, Beijing, Guangzhou, Jinan, Nanning and Shanghai.
Our targeted markets consist of:
•	Residential and commercial developers or contractors which may require expansion of existing power systems to new areas. Our sales staffs regularly keep in contact with developers and contractors for future referrals to service any new development projects. We also seek new developers and contractors through referrals from existing customers, or community resources (newspapers, trade magazines, etc.).
•	Wholesale manufactures who may make bulk purchases. We may offer a discount on bulk purchases and or discounts if we receive referrals from new customers. Manufacturers may keep promotional materials of ours in efforts to promote our products to their customer base.
•	Electrical equipment installation companies who may refer us to potential customers. Installation companies who are also licensed electricians appointed by government authorities also have their own customer base from which we may receive referrals. We use a variety of installation companies as our products require installation by these licensed electricians and by disbursing our installation hires throughout the region; we introduce our products to these electricians who may refer our products to their customers.
•	Electrical Bureaus of urban and rural cities who may award contracts to us to service various existing or new transportation developments such as airports, subway stations, etc. They also may require certain areas to be networked in order to distribute power to these areas. We keep abreast on new rural and urban developments and bid on contracts to service these areas which require development or expansion.

The majority of our marketing efforts tend to generate referrals from existing customers. We place an emphasis on providing what we believe to be a higher lever of customer service, specifically relating to our on site visits, and technical support.
Product Distribution
Within the Guangdong province, we distribute our products through our own fleet of vans. Approximately 30% of total sales are within the Guangdong province. We contract with freight forwarders to deliver our products outside of the Guangdong province. Our contracts with freight forwarders are generally for a period of one year. The freight forwarding industry in the PRC is highly competitive, and we believe that we can engage other freight companies if necessary. Our customers generally pay for shipping charges.
Competition
We encounter significant competition from other power transmission/distribution equipment companies that have been in the industry for a longer period of time and have a more extensive line of products than us. These industries are populated by many national or international companies, with significantly greater resources and name recognition than our company.
The major companies in the power transmission/distribution equipment market are ABB, Siemens, and Schneider Electric. In addition, other smaller manufacturers exist in this market throughout the region. There also are competitors that carry proprietary infringed products, or pirated products which are of lesser quality, resulting in a lower selling price. We believe that pricing is an important factor in competition; however, we also believe that customer service from inception throughout the life of the product is an equal factor in competition.
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
Trends in the market
With new developments in rural areas, the PRC will be accepting bids to service such areas to establish electrical networks. We anticipate such new developments may potentially increase our sales by 20% during fiscal 2010. A majority of our sales are generated through referrals from existing customer base. However with these new developments, we expect a substantial amount of our sales to be generated by fulfilling PRC contract bids to service rural areas in 2010.
Intellectual Property
     Patents
We carry one patent for our SRM 16-12/24 SF6 GIS Ring Main Unit. We obtained this patent from the National Intellectual Property Bureau in April 2000. The patent life is 10 years and expired on April 15, 2010. We patented this product because we expected to generate significant revenues from this model and desired to protect ourselves from piracy of the product. However, despite the patent, others have continuously pirated this product in the marketplace.

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
     Trademarks
We do not have any registered trademarks or trade names.
Employees
     Our World Headquarters
We currently have 230 full-time employees and approximately 18 part-time employees at our world headquarters located in Asia Electrical Power Industrial Zone, Songgang Road, Bao’an District, Shenzhen. These employees occupy positions in our marketing, quality control, research and development, manufacturing, production, purchasing/transportation, administration and finance departments.
Other than our sales department located at our 15 branch offices, our marketing, quality control, research and development, manufacturing, production, purchasing/transportation, administration and finance departments are located at our world headquarters.
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
     Branch Offices
At our 15 branch offices, we have a total of 33 employees.
Management believes that relations with its employees are good.

ITEM 1A. RISK FACTORS
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
ITEM 2 PROPERTIES
Acquisition of Land Use Rights
In China, all land is owned by the State or, in the rural areas, by the local collectives. Chinese law allows a private party to acquire the right to use land and develop, utilize, and engage in business relating to the land, subject to certain limitations. Usually, land use rights are granted for specific purposes and for limited periods. Each period may be renewed at the expiration of the initial and any subsequent terms. Any changes in use of the land usually require approval by the government.
On September 7, 2004, we entered into an agreement with the PRC Government to lease approximately 3.77 hectares of land for the purpose of constructing new manufacturing facilities and office space. The lease term expires on January 19, 2056. In addition to the basic lease cost, the Company reimbursed the government for all improvements to the land, including surrounding roads, sewers, drainage, electrical and communication systems and compensated the former land use right holders for their losses of use of the land. All of these costs were fully paid.
The original leased area was 3.77 hectares. However, the area has been reduced to 3.06 hectares due to the city’s zoning regulation enacted for the expansion of transportation routes surrounding the leased land. We have been negotiating with the government for a refund due to the reduction of acreage.
Our Headquarters and Manufacturing Facilities
Our world headquarters and manufacturing facilities are located at Asia Electrical Power Industrial Zone, Songgang Road, Bao’an District, Shenzhen, China 518105. Our phone number is +86 755 2823 1993, and our fax number is +86 755 2823 1996. We completed the construction of our world headquarters and manufacturing facilities in September 2007. The total construction cost of the new facilities was approximately $3,800,000. There is no debt outstanding with respect to our facilities.
Our total facilities consist of 6 separate buildings located on 3.06 hectares. Building 1 consists of 7224 square meters and serves as our executive offices. [1 square foot equals 0.09290 square meters] Buildings 2, 3 and 4 consist of 8301, 11176 and 11176 square meters respectively, and serve as our manufacturing and assembly facilities. Buildings 5 and 6 are each 5192 square meters and are used as staff dormitories and recreational facilities. We believe that our facilities are modern, state of the art manufacturing facilities. We believe that these facilities are suitable for our administrative and manufacturing needs for the foreseeable future.
We have an administrative office located at E-4, Floor 3, Haijin Square, Taizi Road, Nanshan District, Shenzhen, China 518067. The space consists of 50 square meters and the monthly rent is approximately $500.
We also have 15 branch offices throughout PRC which we lease from unaffiliated third parties. We pay approximately $150 per month per office for rent. The leases are generally month to month.

ITEM 3. LEGAL PROCEEDINGS
None

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is traded on the OTCBB under the symbol “AEPW” since May 2007. Trading of the common stock in the OTCBB market has been limited and sporadic. The table below sets forth the high and low bid prices of our common stock as reported by OTCBB, and are not necessarily indicative of actual market conditions. Further, all prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Fiscal Year	Quarter	High ($)	Low ($)
2009	First Quarter	0.15	0.051
	Second Quarter	0.08	0.039
	Third Quarter	0.06	0.036
	Fourth Quarter	0.19	0.04
2008	First Quarter	2.45	1.41
	Second Quarter	2.50	0.70
	Third Quarter	1.04	0.30
	Fourth Quarter	0.40	0.05
Holders and Dividends.
As of April 12, 2010, we have approximately 334 holder of record of our common stock. However, we believe that there are additional beneficial owners of our common stock who own their shares in “street names.”
We have not declared or paid any cash dividends on our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the board of directors deem relevant.
Equity Compensation Plan Information
As of December 31, 2009, our Equity Compensation Plan Information is as follows:

Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	5,000,000(1)	$0.50(1)	0(1)
Total	5,000,000	$0.50	0

(1)	On April 24, 2007, our Directors approved the granting of options to purchase a total of 5,000,000 shares of common stock under our 2007 Stock Option Plan (the “2007 Plan”) to directors, officers, employees and consultants of the Company. The exercise price per share was changed from $3.00 to $1.50 per share effective February 29, 2008, and to $0.50 per share effective November 26, 2008. All options under the plan have been granted. The options granted to each recipient were bifurcated, with half expiring June 30, 2009 and the other half expiring December 31, 2009. As of December 31, 2009, none of the granted options were exercised and therefore all the granted options have expired.

Recent Sales of Unregistered Securities
We had no sales of equity securities during fiscal year 2009 not previously reported.
Issuer Purchases of Equity Securities.
During the fourth quarter of fiscal year 2009, we did not make any purchases of our outstanding equity securities.
ITEM 6. SELECTED FINANCIAL DATA.
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Notice Regarding Forward Looking Statements
We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.
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

OVERVIEW
Results of Operation
The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance from December 31, 2009 compared to December 31, 2008.
Revenues

	2009	% Sales	2008	% Sales
Revenues	20,848,514	100%	$14,118,660	100%
Cost of Sales	16,597,830	80%	11,714,350	83%
Gross Profit	4,250,684	20%	$2,404,310	17%
Our revenues for the 2009 fiscal year period were $20,848,514, which represents an increase of $6,729,854 (or 47.7%) from revenues of $14,118,660 for comparable 2008 year-end period. The increase in revenues reflects generally the impact of the PRC Government initiatives which promote business expansion nationwide, which in turn increases the demand for electrical networks, and also the increased economic activities when the current economic downturn is fading. The increase also reflects our marketing efforts implemented through our regional branch offices. Cost of Sales for the 2009 period was $16,597,830, which represents an increase of $4,883,480 (or 41.7%) from $11,714,350 for the 2008 year-end period. The increase in cost of sales reflects, on a percentage basis, the increase in revenues.
Expenses (selling and administrative expenses).
Selling and administrative expenses for the 2009 fiscal year were $3,730,012, which represents an increase of $2,407,156 (or 182%) from those of 2008.

	2009	2008
Travel and promotion	$309,220	$248,251
Research and development	162,619	32,775
Technical Support and warranty	37,901	39,394
Salaries and benefits	717,370	509,689
Depreciation and amortization	352,913	242,684
Executive salaries and bonuses	1,720,000	—
Other	429,989	250,063

Total Expenses	$3,730,012	$1,322,856

The increase in selling and administrative expenses for the 2009 period is due principally to increases in executive salaries and bonus as well as increases in other salaries and benefits and travel and promotion. The executive salaries and bonuses increases were approved by our board of directors and the purpose of which was to keep our principal executive officers compensated at the similar level of other comparable companies. The general salaries and benefits were also increased due to the hiring of additional staff to support our increased sales levels. The staff increase also includes additional sales personnel at our branch offices. Salary benefits consist of social insurance and union fees. Travel and promotion costs increased coincident with our extended efforts of improving sales.
Operating Income (Loss).
We generated operating income for the 2009 year end period of $520,672 compared with an operating income of $56,454 for the 2008 year-end period for the reasons discussed above.

Other Income and Expenses.
Other income was $249,217 for the 2009 year-end period compared with $117,243 for the 2008 period. Interest income which is income from amounts held on deposit was $9,602 for the 2009 year-end period compared with $28,248 for the 2008 year-end period. Interest expense was $149,410 for the 2009 year end period compared with $0 for the 2008 year-end period. Other expense for the 2009 period was $50,029 compared with $71,981 for the 2008 year-end period.
Foreign currency transaction loss.
Foreign exchange loss for 2009 amounted to $58,981 compared to a loss of $564 for the 2008 period. The increased loss reflects the increased purchases in euros, with unfavorable results.
Total Comprehensive Income (Loss).
For the 2009 fiscal year, we had a total comprehensive income of $302,645 compared to comprehensive income for the 2008 period of $845,242. The decrease is due to the reasons discussed above.
Income (Loss) Per Share.
Basic income per share applicable to common stock holders was $0.01 per share in 2009 period compared to a loss per share of less than $0.01 for the 2008 period.
Current Trends in the Industry.
We have experienced high competitive pressure since 2003 due to the increased supply of lower grade pirated products. We expect this trend to continue and, in order for us to retain our market share and increase and surpass revenues levels previously achieved, we will have to regain our competitive edge by directing resources into product innovation and refinement, research and development, marketing and advertising. We will also focus on maintaining good customer relations by providing what we believe to be a higher level of customer service. We hope to attract new customers by providing this level of service consistently throughout the life of the contract.
We have been able to retain our market share and expect to increase our customer base and level of sales with our existing methods of marketing, sales staff and customer service we provide. We view customer service as the most important factor in our marketing mix. As mentioned above “Trends in the Market”, with new developments in rural areas, the PRC will be accepting bids to service such areas to establish electrical networks. We anticipate such new developments will increase our sales by 20% during 2010 fiscal year. A majority of our sales are generated through existing customer base by referrals however with these new developments.
Liquidity and Capital Resources.
As of December 31, 2009, we had working capital of $2,697,076 compared to working capital of $2,208,696 as of December 31, 2008. The increase is due principally to the growth of accounts receivables, offset by the reclassification of a convertible note from a long-term liability to a current liability and the increase in accounts payables.
Over the next 12 months, we will require approximately $12,000,000 to sustain our working capital needs as follows based on projected sales of $20,000,000:

Materials, Labor, Overhead	$10,200,000
Selling Expenses and Administrative Expenses	1,800,000

Total	$12,000,000
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

We do not have any credit facilities with any lender.
Plans for Expansion.
None.
We do not know of any trends, events or uncertainties that are likely to have a material impact on our short-term or long-term liquidity other than those factors discussed above.
Material Commitments.
We do not have any material commitments for capital expenditures.
Seasonal Aspects.
Our business is seasonal in that sales are particularly low in February, due to the Chinese New Year holiday, during which time our business is closed up to 2 weeks. Sales in March are usually higher than usual levels as a result.
Off Balance Sheet Arrangements.
We have no off balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES.
Critical Accounting Estimates.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The application of GAAP involves the exercise of varying degrees of judgment. The resulting accounting estimates will not always precisely equal the related actual results. Management considers an accounting estimate to be critical if:
•	Assumptions are required to be made, and

•	Changes in estimates could have a material adverse effect on our financial statements.
The following table presents information about our most critical accounting estimates and the effects of hypothetical changes in the assumptions used when making such estimates:

Balance Sheet	There is a risk of	How did we arrive	How accurate have we	How likely to change in
Account	change because?	at these Estimates?	been in the past?	the future?
Accounts Receivable	We provide an Allowance For Doubtful Accounts (AFDA) based on the age of each account. Uncollectible accounts are also written off, particularly when bankruptcy occurs.	AFDA provisions are made by analyzing agings of the accounts receivable.	These estimates of AFDA have been accurate in the past.	This method of determining AFDA will likely not change as the method used has provided accurate results.

Inventory	We review the net realizable value of our inventory to ensure that it is recorded at a lower of cost or market value. At this time, any obsolete inventory is written off. The market value could change due to the success of technical innovation on our part or by competitors within the switchgear Market.	The cost of our inventory (including manufacturing Overhead) is compared to net realizable value in the market.	Our procedure has produced reliable results.	We do not expect any change in procedure.

Fixed Assets	We calculate our depreciation using the straight line method based on useful lives of the assets. The useful lives of the asset could change due to technical innovation and or other factors and we may write off or write down obsolete assets.	The estimated lives of fixed assets are based on guidelines provided by Chinese tax authorities.	We believe our depreciation method has produced accurate results.	We do not foresee any changes.

Accrued Liabilities (Income Tax)	We are subject to income taxes in China. The determination of the tax liability is based on calculations which are further based on estimates such as, for example, allowances for bad debt. These estimates may change from time to time and the final tax outcome may increase or decrease our income tax expense provision made.	Income tax provision is calculated based on the statutory tax rate and level of operating income. Operating income is partially based on various estimates.

		These estimates may differ from actual results. This calculation is made monthly and installments are made toward the tax liability.	Our estimates currently have been in line with the actual assessment in our tax liability. Income tax provisions are calculated monthly.	Our estimates may change from time to time and this may affect the income tax provision. We may under or over remit our installments based on how our estimates differ from actual results.

Revenue Recognition.
Revenue is recognized when the product is delivered to customers. In determining delivery, consideration is given to the following: whether an arrangement exists with the buyer; whether delivery has occurred; whether the price to the buyer is fixed or determinable; and that collection is reasonably assured. No provision is made for any right of return that may exist as the criteria specified in pronouncement of the Financial Accounting Standards (SFAS) have been met.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Financial Statements and Supplementary Data follow Part III-Item 15 below.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None
ITEM 9A(T). CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures.
The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose, except as noted below under “Changes in Internal Controls.”
Management’s Report on Internal Control Over Financial Reporting.
The management of Asia Electrical Power International Group Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted principles.
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
As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control- Integrated Framework,” issued by the Committee of Sponsoring Organizations “(“COSO”) of the Treadway Commission. Management’s assessment including an evaluation of the design of the Company’s internal control over financial reporting and testing the operational effectiveness of its internal control over financial reporting.
Based on this assessment, management determined that, as of December 31, 2009, our internal controls over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
This Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A(T) was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 9A(T) in this Report.

Changes in Internal Controls over Financial Reporting.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Prior to the issuance of our financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in our financial statements for the year ended December 31, 2009, fairly presents, in all material respects, the financial condition and results of operations of the Company.
Limitations on Effectiveness of Controls and Procedures.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The following table sets forth certain information regarding our directors, executive officers and certain key employees as of the date of this report:

Name	Age	Position
Yulong Guo	49	President, Chief Executive Officer and Director
Xiaoling Chen	49	Secretary and Director
Yunbin Li	35	Chief Financial Officer
Jiansheng Xu	40	Director
Duties, Responsibilities and Experience
Yulong Guo is our President, Chief Executive Officer and Chairman of our board of directors. Mr. Guo was appointed as President in August 2002 and is responsible for implementing our investment projects, financial budgets and forecasts, overseeing research and development and human resources and marketing. Mr. Guo is also responsible for our overall direction and various initiatives as needed from time to time in sustaining our growth. Mr. Guo is currently overseeing our marketing and public relations efforts in maintaining current customers and attracting new clientele. From our inception in 1997 to August 2002, Mr. Guo was our General Manager and was responsible for research and development. From March 1993 through May 1997 Mr. Guo worked with Shenzhen Tongke Real Estate Co., Ltd. as General Manager and was responsible for running day-to-day operations and the company’s financial management. From November 1983 through May 1992 Mr. Guo worked with Shenzhen Far East Biscuit (China) Company as the Manager of Delivery and Storage Department responsible for logistics. The company was engaged in production and sales of the “Kangyuan” brand biscuit. Mr. Yulong Guo received his associate degree in Electrical Mechanisms in 1980 from the Military Collage of the Chinese People’s Liberation Army.
Xiaoling Chen is our Secretary, and a director. Mrs. Chen has been our Administrative Manager since 2000. Her responsibilities include general and administrative work, marketing and communications, and human resources. Mrs. Chen also manages the staff and is also responsible for ensuring that operations are run efficiently. From September 1995 to September 2000 Mrs. Chen worked for Shenzhen Libao Electronic Equipment Development Co., Ltd. as the General Office Director. The company was engaged in production, assembling and sales of closed-circuit monitor equipment. Her responsibilities included general administrative work, marketing and communications and human resources.
From August 1985 to August 1995, Mrs. Chen worked for Shenzhen Far East Biscuit (China) Company, as the General Office Director along with Mr. Guo. Her responsibilities included general administrative work, communications-specifically with government agencies, and human resources. Mrs. Chen received an associate degree in Business Administration from the University of Zhongshang in 1994. In 1995, Mrs. Chen held the “Political and Ideological” post, a certification of Office Administration Procedures and Communications and continues to hold this post to date.
Yunbin Li is our Chief Financial Officer. Mr. Li has been the Accounting Manager of Asia Electrical Power Equipment (Shenzhen) Co., Ltd., our wholly owned subsidiary, since January 2005. He is responsible for managing the financial risks of the Company and is also responsible for financial planning and record-keeping, as well as financial reporting to the management.
Jiansheng Xu has been a Director of the Company since October 2009. Mr. Xu has been a partner of Sphere Logic Partners, a law firm of the People’s Republic of China, for the past five years. Mr. Xu fills a non-employee director vacancy on the Board that was created when Dudley Delapenha resigned as a director in September 2008. As a corporate lawyer and a partner of the law firm of Sphere Logic Partners, Mr. Xu is highly experienced with corporate governance, general business affairs and foreign trade matters.

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
In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the smaller reporting company’s board of directors.
Board of Directors
We have three members serving on our board of directors. All directors hold office until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. All actions of the board require the approval of a majority of the directors in attendance at a meeting at which a quorum is present or approval by unanimous written consent. We currently have one independent director, Jiansheng Xu, serving on our board of directors.
Board Committees
We are currently listed on the OTC Bulletin Board and are not required to have an audit committee, nominating committee or a compensation committee. Our board of directors currently performs the functions that would be delegated to the audit committee.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of our company to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons also are required to furnish our company with copies of all Section 16(a) forms they file. Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2009, the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company were in compliance with the filing requirements of Section 16(a) of the Exchange Act with the exception of our President, Mr. Guo, who was late in filing a Form 4 reporting the transfer of 2,937,245 shares of our common stock to him in one transaction.
Code of Ethics
On April 8, 2008, we adopted a Code of Ethics in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. The Code of Ethics applies to our principal executive officer, our principal financial and accounting officer and our other senior executive and financial officers. The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters, which is filed hereto as Exhibit 14 under Item 15.

ITEM 11. EXECUTIVE COMPENSATION
The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2009 and December 31, 2008.
Summary Compensation Table

							Nonqualified
						Nonequity	deferred
Name and				Stock	Option	incentive plan	compensation	All other
principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Yulong Guo, President, CEO & Chairman of the Board	2009	400,000	150,000	0	0	0	0	0	550,000
	2008	5,800	0	0	0	0	0	0	5,800
Xiaoling Chen, Secretary & Director	2009	300,000	120,000	0	0	0	0	0	420,000
	2008	4,400	0	0	0	0	0	0	4,400
Yunbin Li, CFO	2009	120,000	50,000	0	0	0	0	0	170,000
	2008	0	0	0	0	0	0	0	0
Except as stated in the table above, no other officer of the company received total compensation in excess of $100,000. We do not have any written employment or compensation agreements with our officers.
On April 24, 2007, our Directors approved the granting of options to purchase a total of 5,000,000 shares of common stock under our 2007 Stock Option Plan (the “2007 Plan”) to directors, officers, employees and consultants of the Company. The exercise price per share was changed from $3.00 to $1.50 per share effective February 29, 2008, and to $0.50 per share effective November 26, 2008. All options under the plan have been granted. The options granted to each recipient were bifurcated, with half expiring June 30, 2009 and the other half expiring December 31, 2009. As of December 31, 2009, none of the granted options were exercised and therefore all the granted options have expired.
We do not have any employment or consulting agreement with any of our officers. We entered into an employment agreement with our independent director Mr. Jiansheng Xu on September 22, 2009. Under the employment agreement, Mr. Xu is compensated $7,330 for being a director on the board for a term ending at our next annual meeting. There is no other form of compensation to Mr. Xu for being a director on the board except the reimbursement by the Company for actual costs incurred by him in the performance of his duties as a director.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following tables set forth information regarding beneficial ownership of our common stock and our preferred stock as of April 1, 2010
•	by each person who is known to us to beneficially own more than 5% of our common stock;

•	by each of our officers and directors; and

•	by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of E-4, Floor 3, Haijin Square, Taizi Road, Nanshan District, Shenzhen, China. The percentage ownership is based on 51,959,693 shares of common stock and 5,000,000 shares of preferred stock outstanding as of April 1, 2010. Shares of common or preferred stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

		(3) Amount and
		Nature of
	(2) Name	Beneficial
(1) Title of Class	of Beneficial Onwer	Ownership	(4) Percent of Class
Common Stock	Yulong Guo, President, CEO and Chairman of the Board	26,862,345	51.70%

Preferred Stock(i)		5,000,000	100%

Common Stock	Xiaoling Chen, Secretary and Director	5,300,000	10.20%

Preferred Stock		0	0%

Common Stock	Ying Yang(ii)	4,600,000	8.85%

Common Stock	Directors and Officers as a group	32,162,345	61.90%

Preferred Stock		5,000,000	100%

i.	Each share of preferred stock has 100 for 1 voting rights on matters subject to vote.

ii.	The address from Ying Yang is A201 Xiangjingge Garden, Biashizhou, Shenzhen, Guangdong Province, PRC.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
On January 23, 2003, we entered into an agreement with Shenzhen Naiji Electrical Equipment Co., Ltd. (“Naiji”), a PRC corporation, whereby we acquired all the issued and outstanding stock of Naiji in return for 24,000,000 shares of our common stock. As a result, Naiji became our wholly-owned subsidiary. As a result of entering into the agreement, the shareholders of Naiji became our shareholders in equal proportion. The agreement therefore was a non-arms length transaction. In 2006, Naiji changed its name to the current name Asia Electrical Power Equipment (Shenzhen) Co., Ltd.
Effective December 22, 2006, we issued 5,000,000 shares of our newly created preferred stock, par value $0.001, to Yulong Guo, our President. The preferred stock has 100 for 1 voting rights on matters subject to vote. On that same date, we also issued 2,500,000 and 500,000 shares of our common stock to Mr. Yulong Guo (our President and CEO) and Xiaoling Chen (our Secretary and Director), respectively. The shares were issued in consideration of the cancellation of $4,199,540 in the outstanding loans from a company controlled by our President (the “Affiliate”). These loans were supplemented by a $388,062 advance to the Affiliate and this advance remained outstanding as of December 31, 2007.
During 2008, the Affiliate made three advances to the Company, which totaled $618,330, and received a payment from the Company of $1,438,000. This payment to the Affiliate exceeded the balance previously due resulting in a $920,500 receivable from the Affiliate on the books of the Company at the end of 2008.
During 2009, the Company made an additional advance to the Affiliate in the amount of $1,797,806 and the Affiliate committed to fully pay on behalf of the Company certain Company obligations totaling $2,718,306. This fully satisfied the account payable balance of the Affiliate.

The President of the Company, who is also a significant shareholder of the Company, owns 39% of the equity interests of a major supplier. The Company made purchases from that supplier of $4,614,853 during 2009 and $3,865,480 during 2008. There was an outstanding balance due to that supplier at December 31, 2009 of $1,932,488.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the Company’s last two fiscal years:

	2009	2008
Audit Fees	$30,000	$39,000
Audit-Related Fees	0	0
Tax Fees	0	—
All Other Fees	0	0
Total	$30,000	$39,000

All of the professional services rendered by principal accountants for the audit of the our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.
Pre-Approval Policies and Procedures
We do not have an audit committee and as a result, our entire board of directors performs the duty of an audit committee. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.
Maintaining Principal Accountant’s Independence
The board of directors has considered whether the provision of the services described above are compatible with maintaining the principal accountant’s independence and believes that such services do not compromise that independence.

ITEM 15. EXHIBITS.

Exhibit Number	Description
3.1	Certificate of Incorporation, dated August 30, 2002-Berita International Corporation (1)

3.2	Certificate of Incorporation, dated December 24, 2003-Keiji International Group Inc. (1)

3.3	Certificate of Incorporation, dated September 30, 2004-Asia Electrical Power International Group Inc. (1)

3.4	Articles of Incorporation, dated August 26, 2002-Berita International Corporation (1)

3.5	Certificate Amending Articles of Incorporation dated December 24, 2003 changing our name to “Keiji International Group Inc.” (1)

3.6	Certificate Amending Articles of Incorporation dated September 30, 2004 changing our name to “Asia Electrical Power International Group Inc. (1)

3.7	Bylaws, effective September 3, 2002 (1)

14	Code of Ethics (4)

31.1	Principal Executive Officer Section 302 Certification

31.2	Principal Financial Officer Section 302 Certification

32.1	Principal Executive Officer and Principal Financial Officer Section 1350 Certification

99.1	2007 Stock Option Plan (3)

1.	Incorporated by reference from our Form SB-2 that was originally filed with the SEC on October 29, 2004.

2.	Incorporated by reference from our Form SB -2, Amendment No. 1 that was originally filed with the SEC on February 14th , 2005.

3.	Incorporated by reference from Form 8K that was originally filed with the SEC on May 30, 2007.

4.	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K of the Company that was originally filed with the SEC on April 15, 2009.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Asia Electrical Power International Group Inc.
We have audited the accompanying consolidated balance sheets of Asia Electrical Power International Group Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asia Electrical Power International Group Inc. as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years ended December 31, 2009 and 2008 in conformity with U.S. generally accepted accounting principles.
/s/ Robert G. Jeffrey
ROBERT G. JEFFREY, Certified Public Accountants
June 14, 2010
Wayne, New Jersey

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED BALANCE SHEETS

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash	$3,013,027	$3,013,900
Accounts receivables, net of allowances for doubtful accounts of $354,704 and $354,381, respectively	5,381,315	2,465,300
Other receivables	161,290	141,203
Advances to suppliers	81,340	66,351
Inventory	2,851,726	2,290,470

Total current assets	11,488,698	7,977,224

Fixed Assets:
Land use right	2,727,123	2,791,248
Buildings	4,945,096	4,932,832
Production equipment	1,456,800	985,032
Office equipment	327,387	308,445
Vehicles	364,446	355,205
Improvements	719,255	806,114

	10,540,107	10,178,876
Less accumulated depreciation	1,449,790	1,056,603

Net fixed assets	9,090,317	9,122,273

Other Assets:
Deposits	554,345	1,043,807
Advances to affiliate	—	920,500

Total other assets	554,345	1,964,307

Total Assets	$21,133,360	$19,063,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$—	$201,653
Accounts payable	5,935,828	3,727,138
Advances from customers	545,739	1,105,403
Accrued liabilities	713,579	337,803
Other liabilities	195,643	396,531
Convertible note payable	1,400,833	—

Total current liabilities	8,791,622	5,768,528
Long term debt:
Convertible note payable	—	1,545,483

Total liabilities	8,791,622	7,314,011

Stockholders’ Equity:
Common stock: authorized 150,000,000 shares of $0.001 par value; issued and outstanding 51,959,693 shares	51,960	51,960

Preferred stock: authorized 5,000,000 shares of $0.001 par value; issued and outstanding 5,000,000 shares	5,000	5,000
Paid in capital — Stock options	—	2,933,333
Capital in excess of par value	11,154,789	7,932,156
Retained earnings ( deficit)	94,546	(180,650)
Earnings appropriated for statutory reserves	183,749	183,749
Accumulated other comprehensive income	851,694	824,245

Total Stockholders’ equity	12,341,738	11,749,793

Total Liabilities and Stockholders’ Equity	$21,133,360	$19,063,804

The accompanying notes are an integral part of these financial statements.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended Dec. 31, 2009 and 2008

	Year Ended Dec. 31,
	2009	2008
Revenue	$20,848,514	$14,118,660
Cost of Sales	16,597,830	11,714,350

Gross Profit	4,250,684	2,404,310

Expenses:
Options issued for services	—	1,025,000
Selling and Administrative Expenses	3,730,012	1,322,856

	3,730,012	2,347,856

Operating Income	520,672	56,454

Other Income (Expense):	—
Interest expense	149,410	0
Interest income	9,602	28,248
Loss on foreign exchange transactions	(58,981)	(564)
Other income	249,217	117,243
Other expense	(50,029)	(71,981)

Income before Income Taxes	521,071	129,400

Provision for Income Taxes:
Current Provision	245,875	111,723

Net Income for the Period	275,196	(17,677)

Other Comprehensive Income - Foreign currency translation adjustments	27,449	827,565

Total Comprehensive Income	$302,645	$845,242

Income Per Common Share -
Basic	$0.01	$0.00
Diluted	$0.00	$0.00

Weighted average number of shares outstanding	51,959,693	51,959,693
The accompanying notes are an integral part of these financial statements.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008 and 2007

									Accumulated
					Capital in	Paid in			Other
	Common Stock		Preferred Stock		Excess of	Capital-	Statutory	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Par Value	Options	Reserve	Earnings	Income	Total
Balance, December 31, 2007	51,959,693	$51,960	5,000,000	$5,000	$7,932,156	$1,908,333	$183,749	$(198,327)	$(3,320)	$9,879,551

Net loss for period								(17,677)	827,565	779,917

Effect of change in option terms						1,025,000				1,025,000

Balance, December 31, 2008	51,959,693	$51,960	5,000,000	$5,000	$7,932,156	$2,933,333	$183,749	$(180,650)	$824,245	$11,749,793

Net income for period								275,196		275,196

Beneficial conversion					289,300					289,300

Other comprehensive income									27,449	27,449

Transfer of value expired options					2,933,333	(2,933,333)				—

Balance, December 31, 2009	51,959,693	$51,960	5,000,000	$5,000	$11,154,789	$—	$183,749	$94,546	$851,694	$12,341,738
The accompanying notes are an integral part of these financial statement.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year Ended Dec. 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATIONS:
Net income (loss)	$275,196	$(17,677)
Charges not requiring the outlay of cash:
Depreciation and amortization	550,193	483,342
Amortization of discount on convertible note	144,650	—
Option issued for services		1,025,000
Changes in assets and liabilities:
Increases in accounts receivable	(2,899,549)	(720,545)
(Increase) decrease in other receivables	(28,497)	5,029
(Increase) decrease in advances to suppliers	(14,816)	196,460
(Increase) decrease in inventory	(555,262)	415,498
(Decrease) increase in notes payable	(202,045)	306,610
Increases in accounts payable	3,196,006	119,874
(Decrease) increase in advances from customers	(562,109)	231,100
Increase (decrease) in other liabilities	1,513,769	(1,036,722)
Decrease in accrued liabilities	374,734	—
Increases in deposits	288,057	25,189

Net Cash Provided By Operating Activities	2,080,327	1,068,512

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(495,584)	(1,504,413)
Return of guarantee deposit	203,734	(200,183)
Advance to affiliate	(1,796,839)	—

Net Cash Consumed By Investing Activities	(2,088,689)	(1,704,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of consultable note	—	1,548,483

Advances from affiliate	—	618,330
Repayment of advances from affiliate	—	(1,458,960)

Net Cash Provided By Financing Activities	—	707,853

Effect of exchange rates on cash	7,489	22,058
Net change in cash	(873)	93,827
Cash balance, beginning of period	3,013,900	2,920,073

Cash balance, end of period	$3,013,027	$3,013,900

The accompanying notes are an integral part of these financial statements.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
1. ORGANIZATION and BUSINESS
     Organization of Company
The Company was incorporated in the State of Nevada on August 30, 2002 as Berita International Corporation, for the purpose of producing high and mid-voltage electrical switchgears in the People’s Republic of China (China). On December 24, 2003, the Company changed its name to Keiji International Group Inc. (Keiji) and on September 30, 2004 the Company changed its name to Asia Electrical Power International Group Inc. (the Company).
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
     Recognition Of Revenue
Revenue is recognized when product is delivered to customers. In determining delivery, consideration is given to the following: whether an arrangement exists with the buyer; whether delivery has occurred; whether the price to the buyer is fixed or determinable; and that collection is reasonably assured. No provision is made for any right of return that may exist as the criteria specified in pronouncements of Financial Accounting Standards (SFAS) have been met.

     Fair Value Of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash, accounts receivable, other receivables, advances to suppliers, accounts payable, accrued liabilities, and other liabilities, approximate their fair values at December 31, 2009..
     Inventories
Inventories are valued at the lower of cost or market, with cost being determined on the first in, first out, basis.
At December 31, 2009 and 2008, inventories consisted of the following:

	2009	2008
Raw materials	$1,266,569	$1,070,138
Work in process	578,181	398,658
Finished goods	1,006,976	821,674

Total	$2,851,726	$2,290,470

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
     Common Stock
Common stock of the Company is occasionally issued in return for services. Values are assigned to these issuances equal to the market value of the common stock at measurement date. Measurement date is defined under pronouncements of the FASB which state the criteria to be used for the valuation of stock issued for goods and services.
     Stock Options
Stock options are valued at fair value on the dates of issuance using a Black Scholes valuation model, in accordance with the pronouncements of the FASB.
     Allowance For Doubtful Accounts
Provisions are periodically made for doubtful accounts based on evaluation of the ages of the items making up the accounts receivable balances and their creditworthiness.
     Other Comprehensive Income
The Company reports as other comprehensive income revenues, expenses, and gains and losses that are not included in the determination of net income. Resultant gains and (losses) during the years 2009 or 2008 amounted to $27,449 and $827,565, respectively.

     Foreign Currency Translation
All Company assets are located in China. These assets and related liabilities are recorded on the books of the Company in the currency of China (Renminbi), which is the functional currency. They are translated into US dollars as follows:
(a)	Assets and liabilities, at the rates of exchange in effect at balance sheet dates;

(b)	Equity accounts, at the exchange rates prevailing at the times of the transactions that established the equity accounts; and

(c)	Revenues and expenses, at the average rate of exchange for each year.
Gains and losses arising from this translation of foreign currency are included in other comprehensive income.
     Product Warranties
The Company provides product warranties for approximately ten percent of the products sold. The cost of servicing these warranties has not been significant and it is recorded only as incurred.
     Net Income Per Share
The Company computes net income (loss) per common share in accordance with pronouncements of the FASB and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under these pronouncements, provisions of SFAS No. 128 and SAB 98, basic and diluted net income (loss) per common share are computed by dividing the net income available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The number of weighted average shares outstanding for the calculation of basic earnings per share will differ from the number of shares for diluted earnings per share calculation, reflecting potential conversions to common stock as long the impact is not anti-dilutive. At December 31, 2008, there were outstanding options and a convertible note payable. These have not been included in the calculation of earnings per share for the year 2008, as to do so would have an anti dilutive effect. The options were not included in the calculation of the diluted earnings per share for 2009 as the exercise price exceeded the average stock price. The potential conversion of shares from the convertible note was included in the calculation of diluted earnings per share for 2009.
     Advertising Cost
The Company expenses advertising costs when an advertisement occurs. Amounts expensed were $9,034 during 2009 and $16,370 during 2008.
     Segment Reporting
Management treats the operations of the Company as one segment.
     Research and Development
Research costs are expensed as incurred. Development costs are also expensed unless, in the Company’s view, they meet specific criteria related to technical, market and financial feasibility, in which case they are deferred and amortized. Amortization is calculated on a straight-line basis over the expected lives of the related products. Through December 31, 2009, the Company had not incurred any research costs which would be required to be amortized. Research and development expenses in 2009 were $162,619 and in 2008 were $32,775.
3. STATUTORY RESERVE
As required by the Chinese law that governs accounting, the Company allocates 10% of its previous year’s after tax profits, if any, to a Statutory Reserve Fund and 5% to a Statutory Public Welfare Fund as determined from year to year. These funds are allocated appropriately until reserves reach 50% of Paid in Capital.
4. ACCOUNTS RECEIVABLE
The balance of accounts receivable has been reduced by a provision for doubtful accounts in the amount of $354,374 in 2009 and $345,381 in 2008.

5. LAND USE RIGHT
On September 7, 2004, Naiji entered into an agreement to lease 3.77 hectares of land from the Government of China for a period of 50 years. The total cost of the lease was $2,791,248. This amount has been fully paid. The lease term expires January 19, 2056.
The cost of the land use right is being amortized over its 50 year term. This amortization was capitalized during the period of construction of the office and production facilities, which were completed during 2007.
6. RELATED PARTY TRANSACTIONS
Capital stock of 3,000,000 common shares and 5,000,000 preferred shares was issued during 2006 to the Company president and its secretary, who are also substantial Company shareholders. Consideration for these issuances was principally the elimination of $4,199,540 of outstanding loans from a company controlled by the Company president (Affiliate). These loans were supplemented by a $388,062 advance to the shareholders. This advance remained outstanding at December 31, 2007.
During 2008, the Affiliate made three additional advances to the Company, which totaled $618,330, and received a payment from the Company of $1,438,000. This payment to the Affiliate exceeded the balance previously due, resulting in a $920,500 receivable from the Affiliate on the books of the Company at the end of 2008.
During 2009, the Company made another payment to the Affiliate in the amount of $1,797,806 and the Affiliate committed to fully pay on behalf of the Company certain Company obligations totaling $2,718,306. This fully satisfied the account balance of the Affiliate.
The president of the Company, who is also a significant shareholder, owns 39% of the equity interests of a major supplier. The Company made purchases from that supplier of $4,614,853 during 2009 and $3,865,480 during 2008. There was an outstanding balance due to that supplier at December 31, 2009 of $1,932,488.
7. STOCK OPTIONS
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
The exercise price was changed to $1.50 per share effective February 29, 2008, and to $.50 per share effective November 26, 2008. The option period was also modified so that 50% of the options expire June 30, 2009 and the remaining 50% expired December 31, 2009.
The change in exercise price to $1.50 was also evaluated by a Black Scholes valuation model. Its value, $1,025,000, was charged to expense in 2008. The following table summarizes the assumptions used in this second Black Scholes valuation.

Dividend Yield	0.0%
Expected volatility	73%
Risk free interest rate	1.33%
Expected term (in years)	.12 yrs. To .17 yrs
The weighted average fair value of options granted was $.28.
With the expiration of the Companies’ options, initially issued in 2007 and modified in 2008, the value has been transferred to paid in capital.

8. RENTALS UNDER OPERATING LEASES
The Company conducts its operations from its principal business office in Shenzhen China. Until September 2007, office and manufacturing space was leased under an operating lease which expired in 2007. The Company also has administrative branch offices throughout the China region and this space is rented from month to month. Rental expense during 2009 and 2008 was $5,993 and $811, respectively.
9. CONVERTIBLE NOTE PAYABLE
The Company has issued a convertible promissory note in return for $1,545,483. The note is due December 31, 2010 and does not bear interest. The holder of the note has the option, at maturity, to convert the note to common stock at a conversion rate equal to the then market value per share of Company common stock, less 20%. The discount associated with this beneficial conversion is being amortized with the amortization charged to interest expense. The expense associated therewith was $149,650 for the year ended December 31, 2009.
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

	2009	2008
Tax calculated using statutory rate	$130,268	$32,350
Less, tax exemption	(65,134)	(16,175)
Tax effect of non-deductible expenses	223,758	128,125

Other	(43,017)	(32,577)

Tax provision	$245,875	$111,723

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

Deferred tax assets	$31,997
Valuation reserve	31,997
Balance	$—

11. EXPENSES
     Major items included in Selling & Administrative expenses were the following:

	2009	2008
Travel and Promotion	$309,220	$248,251
Technical Support and warranty	37,901	39,394
Research and development	162,619	32,775
Salaries and benefits	717,370	509,689
Depreciation and amortization	352,913	242,684
Executive salaries and bonus	1,720,000	—
Other	429,989	250,063

Total Expenses	$3,730,012	$1,322,856

12. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
There was no cash paid for interest during either of the years presented. Cash was paid for income taxes in the amounts of $245,875 in 2009 and $111,723 in 2008.
During 2008, the existing options to purchase company stock were modified at a cost of $1,025,000. During 2009, there were no non-cash investing or financing activities.
13. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Management believes that none of the recently adopted accounting pronouncements will have a material affect on the Company financial position, results of operations, or cash flows.
14. CONTINGENCIES
Consistent with business practices in China, the Company carries no insurance except for auto insurance.
15. INTENTION TO BECOME PRIVATE COMPANY
The Company filed a Schedule 13E-3 which was later amended on March 11, 2010, in accordance with SEC regulations announcing its intention to “go private” and their intent to execute a “reverse stock split” (1 for 500 shares) whereby fractional shares (less than 1 post split share) will be redeemed at a specified price of $.068 per share.
16. SUBSEQUENT EVENTS
In May, 2009, the FASB issued a pronouncement which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company included the requirements of this guidance in the preparation of the accompanying financial statements, and concluded its review on the date of issuance of these financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.

Date: June 15, 2010
By:	/s/ Yulong Guo
Yulong Guo
President, Chief Executive Officer and Director

By:	/s/ Yunbin Li
Yunbin Li
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yulong Guo Yulong Guo	President, Chief Executive Officer and Director	June 15, 2010

/s/ Yunbin Li Yunbin Li	Chief Accounting Officer	June 15, 2010