Form 10-Q
period 2010-03-31
Asia Electrical Power International Group, Inc.
filed 2010-06-15
CIK 1306046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Asia Electrical Power International Group Inc.
(Exact name of registrant as specified in Charter)

NEVADA	0-51787	98-0522960

(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)
E-4, Floor 3, Haijin Square
Taizi Road, Nanshan District, Shenzhen, PRC 518067

(Address of Principal Executive Offices)
86 755 2823 1993

(Issuer Telephone number)
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☑ No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 14, 2010: 51,959,693 shares of common stock and 5,000,000 shares of preferred stock.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$2,893,551	$3,013,027
Accounts receivables	4,898,291	5,381,315
Other receivables	154,576	161,290
Advances to suppliers	54,101	81,340
Inventory	3,027,837	2,851,726

Total current assets	11,028,356	11,488,698

Fixed Assets:
Land use right	2,711,375	2,727,123
Property plant & Equipment	7,937,991	4,945,096

	10,649,366	10,540,107
Less accumulated depreciation	1,558,822	1,449,790

Net fixed assets	9,090,544	9,090,317

Other Assets:
Deposits	657,619	554,345

Total other assets	657,619	554,345

Total Assets	$20,776,519	$21,133,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,611,987	$5,935,828
Advances from customers	664,934	545,739
Accrued liabilities	270,978	713,579
Other liabilities	553,503	195,643
Convertible Note Payable	1,436,996	1,400,833

Total current liabilities	8,538,398	8,791,622

Stockholders’ Equity:
Common stock: authorized 150,000,000 shares of $0.001 par value; issued and outstanding 51,959,693 shares	51,960	51,960
Preferred stock: authorized 5,000,000 shares of $0.001 par value; issued and outstanding 5,000,000 shares	5,000	5,000
Capital in excess of par value	11,154,789	11,154,789
Accumulated deficit	11,119	94,546
Earnings appropriated for statutory reserves	183,749	183,749

Accumulated other comprehensive income	853,742	851,694

Total Stockholders’ equity	12,238,121	12,341,738

Total Liabilities and Stockholders’ Equity	$20,776,519	$21,133,360

The accompanying notes are an integral part of these financial statements.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month Periods Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009

Revenue	$3,536,923	$2,079,282
Cost of Sales	2,830,142	1,702,321

Gross Profit	706,781	376,961

Selling and Administrative Expenses	773,216	495,160

Operating Loss	(66,435)	(118,199)

Other Income( Expense):

Interest Expense	(37,433)	(38,006)
Interest Income	1,468	2,310
Other Expense	(1,463)	(5,831)
Other Income	33,830	31,993

Net other income (expense)	(3,598)	(9,534)

Income before Income Taxes	(70,033)	(127,733)

Provision for Income Taxes:	35,632

Net Loss for the Period	(105,665)	(127,733)

Other Comprehensive Income: —
Foreign Currency Translation Adjustments	2,048	13,032

Total Comprehensive Loss	$(103,617)	$(114,701)

Income Per Common Share —
Basic and Diluted	($0.00)	($0.00)

Weighted Average Number of Shares Outstanding	51,959,693	51,959,693
The accompanying notes are an integral part of these financial statements.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATIONS:
Net loss	$(105,665)	$(127,733)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Charges not requiring the outlay of cash:
Depreciation and amortization	147,151	109,909
Amortization of discount on convertible note	(36,163)	(36,163)
Changes in assets and liabilities:
Decreases in accounts receivable	483,895	20,753
Decrease(increase) in other receivables	6,740	(10,858)
Decrease in advances to suppliers	27,253	24,282
(Increase)decrease in inventory	(175,654)	468,257
Decreases in accounts payable	(324,670)	(206,195)
Increase (decrease) in advances from customers	119,109	(5,238)
Increase( decrease) in other payable	357,537	(30,504)
(Decrease)increase in accrued liabilities	(442,720)	11,523

Net Cash Provided by Operating Activities	129,139	290,359

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(145,915)	(8,150)
Return of guarantee deposit	0	203,029
Increases in deposits	(103,186)	(213,642)

Net Cash Consumed By Investing Activities	(249,101)	(18,763)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of loans	—	(201,346)

Net Cash Consumed by Financing Activities	—	(201,346)

Effect of exchange rates on cash	486	3,981

Net change in cash	(119,476)	74,231
Cash balance, beginning of period	3,013,027	3,013,900

Cash balance, end of period	$2,893,551	$3,088,131

The accompanying notes are an integral part of these financial statements.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
1. BASIS OF PRESENTATION
The audited interim financial statements of Asia Electrical Power International Group Inc. (“the Company”) as of March 31, 2010 and 2009 and for the three month periods ended March 31, 2010 and 2009, have been prepared in accordance with United States generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010.
Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009.
2. INCOME TAXES
The Company was granted a 50% exemption from income taxes for the years 2009 and 2010. Such exemptions are available to Chinese enterprises classified as foreign investment companies.
3. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
The Company did not make any cash payments of either interest or income taxes during the three month periods ended March 31, 2010 or 2009.
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
The shareholders of Naiji unanimously approved the Agreement for the purpose of restructuring itself in anticipation of becoming listed on the OTC Bulletin Board. AEPW was formed by Naiji for this purpose. As a result, Naiji became our wholly-owned subsidiary. Prior to entering into the Agreement, we had no assets, liabilities, equity and had not issued any of our shares. In PRC, corporate ownership is determined by each shareholder’s proportionate capital contribution. As a result of entering into the Agreement, the shareholders of Naiji became the shareholders of AEPW in equal proportions wherein the 24,000,000 shares were allocated based on the capital contributions, or ownership, of Naiji. The Agreement therefore was a non-arms length transaction.
Naiji has produced high and mid-voltage electrical switchgears since its inception in 1997.
For the year ended December 31, 2009, we generated a pre-tax income of $553,733 compared with a pre-tax net income of $64,075 for the 2008 fiscal year end period.

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
Results of Operations
March 31, 2010, compared to March 31, 2009
Revenues

	Three months ended		Three months ended
	March 31, 2010	% Sales	March 31, 2009	% Sales
Revenue	$3,536,923	100%	$2,079,282	100%
Cost of Sales	2,830,142	80%	1,702,321	82%

Gross Profit	$706,781	20%	$376,961	18%
Our revenues for the three months ended March 31, 2010 were $3,536,923, which represents an increase of $1,457,641 (or 70.1% which includes the effectiveness of the exchange rate) from revenues of $2,079,282 for the comparable 2009 period. The increase in revenues reflects further market penetration and the economic recovery.
Cost of Sales for the three month period in 2010 was $2,830,142, which represents an increase of $1,127,821 (or 66.2%) from $1,702,321 for the comparable 2009 period. The increase in cost of sales reflects the corresponding increase in sales for the period. Gross profit for the 2010 period was $706,781 representing an increase of $329,820 or $87.5% from $376,961 for the comparable period in 2009. The increase in gross profit is attributable to the increase in revenues for the 2010 period.
Selling and Administrative Expenses
Selling and administrative expenses (which includes salaries and benefits, depreciation and amortization, travel and promotion, technical support and related overhead, among other charges) for the 2010 three month period were $773,216, which represents an increase of $278,056 (or 56%) from $495,160 for the prior year period. The increase in selling and administrative expenses for the 2010 three month period was due principally to the $350,000 executive salaries and bonuses paid to the Company’s CEO, Secretary and CFO in 2010 period compared to $0 for the 2009 period, offset by a decrease of $75,244 in salaries, benefit and dues. Additional changes include research & development expenses ($6,795 for the 2010 period compared with $25,318 for the 2009 period), technology support ($12,469 for the 2010 period compare with $8,418 for the 2009 period), automotive expense ($21,257 for 2010 period compared with $13,206 for the 2009 period), office and utilities ($22,604 for the 2010 period and $21,859 for 2009 period), bad debt expense (expense of $63 for the current period versus a prior year expense of $510), travel and promotion ($67,537 for the 2010 period compared with $62,790 for the 2009 period), depreciation ($68,072 for the 2010 period compared with $63,876 for the 2009 period), and other miscellaneous charges ($74,567 for the 2010 period compared with $74,008 for the 2009 period).
During the 2010 first three month period: the increase in transportation was attributed to the increase in sales; the salaries and bonuses in the first quarter of 2009 include $92,305 annual bonuses for the fiscal year 2008; additional depreciation for our new facilities, raised staff benefits and cost for a recruiter, in addition to the increased fuel expenses caused by increase gasoline price, are the main reasons for the increase in general and administrative expenses.
Operating Loss
During the first three months of 2010, we had an operating loss of $66,435 compared with an operating loss of $118,199 for the comparable period in 2009, due to the reasons discussed above.
Other Income (Expense)
The net amount of other income (expense) was $3,598 for the 2010 three month period compared with net expenses of $9,534 for the comparable 2009 period. The increase in other income (expense) for the 2010 three month period was due primarily to a reduction in the other expense category.
Income Taxes
We provided for income tax of $35,632 in the first quarter in 2010 compared with $0 in the same period of 2009. We did not pay income tax in 2009 because we recorded a net loss in the fiscal year 2008.
Income before Income Taxes, Net Income for the Period, Total Comprehensive Income, and Loss Per Common Share
For the 2010 first three month period, we had a loss before income tax of $70,033 compared with a loss of $127,733 for the comparable period in 2009. During the 2010 three month period, we also made a provision for income taxes of $35,632, compared with a provision of $0 for the comparable period in 2009.
Our net loss for the 2010 three month period was $105,665, compared with the net loss of $127,733 for the comparable period in 2009. Foreign currency translation adjustments, which are the impact of different foreign exchange rates applied to the balance sheet and income statement, were a gain of $2,048 for the 2010 three month period, compared to a gain of $13,032 for the same period in 2009. Total comprehensive loss of $103,617 for the first three months of 2010 compares with total comprehensive loss of $114,701 for the same period in 2009. Loss per Common Share for the three months ended March 31, 2010 and March 31, 2009 was less than $0.01 per share.

Current Trends in the Industry
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
Liquidity and Capital Resources
As of March 31, 2010, we had working capital of $2,489,958 compared to working capital of $2,697,076 as of December 31, 2009. The decrease is due principally to the decrease in accounts receivable, decrease of cash reserve and the increases in other liabilities and advances from customers, partially offset by decreases in accrued liabilities and accounts payable.
Over the next three months, we will require approximately $3,080,000 to sustain our working capital needs as follows, based on projected sales of $4,000,000:

Materials, Labor, Overhead	$2,460,000
Selling Expenses and Administrative Expenses	$620,000

Total	$3,080,000
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
Material Commitments
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
The following table presents information about our most critical accounting estimates and the effects of hypothetical changes in the assumptions used when making such estimates:

Balance Sheet	There is a risk of	How did we arrive	How accurate have	How likely to
Account	change because?	at these Estimates?	we been in the past?	change in the future?

Accounts Receivable	We provide an Allowance For Doubtful Accounts (AFDA) based on the age of each account. Uncollectible accounts are also written off, particularly when bankruptcy occurs.	AFDA provisions are made by analyzing agings of the accounts receivable.	These estimates of AFDA have been accurate in the past.	This method of determining AFDA will likely not change as the method used has provided accurate results.

Inventory	We review the net realizable value of our inventory to ensure that it is recorded at a lower of cost or market value. At this time, any obsolete inventory is written off. The market value could change due to the success of technical innovation on our part or by competitors within the switchgear Market.	The cost of our inventory (including manufacturing Overhead) is compared to net realizable value in the market.	Our procedure has produced reliable results.	We do not expect any change in procedure.

Fixed Assets	We calculate our depreciation using the straight line method based on useful lives of the assets. The useful lives of the asset could change due to technical innovation and or other factors and we may write off or write down obsolete assets.	The estimated lives of fixed assets are based on guidelines provided by Chinese tax authorities.	We believe our depreciation method has produced accurate results.	We do not foresee any changes.

Accrued Liabilities (Income Tax)	We are subject to income taxes in China. The determination of the tax liability is based on calculations which are further based on estimates such as, for example, allowances for bad debt. These estimates may change from time to time and the final tax outcome may increase or decrease our income tax expense provision made.	Income tax provision is calculated based on the statutory tax rate and level of operating income. Operating income is partially based on various estimates.

		These estimates may differ from actual results. This calculation is made monthly and installments are made toward the tax liability.	Our estimates currently have been in line with the actual assessment in our tax liability. Income tax provisions are calculated monthly.	Our estimates may change from time to time and this may affect the income tax provision. We may under or over remit our installments based on how our estimates differ from actual results.

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
Changes in Internal Controls over Financial Reporting.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors.
     Not applicable to small reporting companies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 5. Other Information.
     None.
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

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC. Date: June 15, 2010
By:	/s/ Yunlong Guo
Yulong Guo
President and Chief Executive Officer

By:	/s/ Yunbin Li
Yunbin Li
Chief Financial Officer