Form 10-Q
period 2010-06-30
Asia Electrical Power International Group, Inc.
filed 2010-08-23
CIK 1306046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Asia Electrical Power International Group Inc.
(Exact name of registrant as specified in Charter)

NEVADA	0-51787	98-0522960
(State or other jurisdiction of	(Commission File No.)	(IRS Employee
incorporation or organization)		Identification No.)
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☑ No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2010: 51,959,693 shares of common stock and 5,000,000 shares of preferred stock.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$3,179,864	$3,013,027
Accounts receivables	5,791,166	5,381,315
Other receivables	191,819	161,290
Advances to suppliers	188,670	81,340
Inventory	4,109,969	2,851,726

Total current assets	13,461,488	11,488,698
Fixed Assets:

Land use right	2,725,995	2,727,123
Property, Plant & Equipment	8,090,132	7,812,984

Total cost	10,816,127	10,540,107
Less accumulated depreciation	1,685,025	1,449,790

Net fixed assets	9,131,102	9,090,317

Other Assets:
Deposits	1,059,435	554,345

Total other assets	1,059,435	554,345

Total Assets	$23,652,025	$21,133,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$1,278,515	$—
Accounts payable	6,498,413	5,935,826
Advances from customers	1,504,953	545,739
Accrued liabilities	315,437	713,579
Other liabilities	193,474	195,643
Convertible Note Payable	1,473,160	1,400,833

Total current liabilities	11,263,952	8,791,620
Shareholder advances	0	0

Total Liabilities	11,263,952	8,791,620
Stockholders’ Equity:
Common stock: authorized 150,000,000 shares of $0.001 par value; issued and outstanding 51,959,693 and 51,000,000, respectively	51,960	51,960
Preferred stock: authorized 5,000,000 shares of $0.001 par value; issued and outstanding 5,000,000 shares	5,000	5,000
Paid in capital — Stock options	0	0
Capital in excess of par value	11,154,789	11,154,789
Accumulated deficit	5,840	94,546
Earnings appropriated for statutory reserves	183,749	183,749
Other accumulated comprehensive income	986,735	851,696

Total Stockholders’ equity	12,388,073	12,341,740

Total Liabilities and Stockholders’ Equity	$23,652,025	$21,133,360

The accompanying notes are an integral part of these financial statements.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Month Periods Ended June 30, 2010 and 2009
(Unaudited)

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2010	2009	2010	2009
Revenue	$8,609,330	$6,713,518	$5,072,406	$4,634,236
Cost of Sales	6,964,376	5,397,613	4,134,235	3,698,146

Gross Profit	1,644954	1,315,905	938,171	936,090

Expenses:
Selling and Administrative Expenses	1,619,331	1,294,868	846,115	796,854

Operating Income	25,623	21,037	92,056	139,236

Interest expense	(75,504)	(58,832)	(38,071)	(30,835)
Foreign exchange loss	—	(61,148)	—	(61,148)
Interest income	2,819	5,878	1,351	3,642
Other income	70,577	61,771	36,747	37,378
Other expenses	(30,725)	—	(29,262)	—

Total other income(expense)	(32,833)	(52,331)	(29,235)	(50,963)

Income before Income Taxes	(7,210)	(31,294)	62,821	88,273

Provision for Income Taxes:
Current Provision	81,497	47,470	45,864	47,470

Net loss(income) for the period	(88,707)	(78,764)	16,957	40,803

Other Comprehensive Income -
Foreign currency translation adjustments	135,039	14,426	132,992	1,394

Total Comprehensive Income	$46,332	$(64,338)	149,949	42,197
Income Per Common Share -
Basic and Diluted	$0.00	($0.00)	$0.00	$0.00

Weighted average number of shares outstanding	51,959,693	51,959,693	51,959,693	51,959,693

The accompanying notes are an integral part of these financial statements.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30, 2010mand 2009
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATIONS:
Net income (loss)	$(88,707)	$(78,764)
Charges not requiring the outlay of cash:
Depreciation and amortization	219,714	182,283
Amortization of discount on convertible note	72,326	55,994
Changes in assets and liabilities:
Increases in accounts receivable	(352,212)	(787,655)
Increases in other receivables	(28,625)	(46,231)
Decrease (increase) in advances to suppliers	(105,486)	23,055
Increase (decrease) in inventory	(1,217,685)	573,538
(Decrease) inrease in notes payable	1,266,218	(201,976)
Decreases in accounts payable	(187,343)	(107,690)
Increases in advances from customers	944,542	122,441
Increases in other payable	677,957	292,468
Decreases in accrued liabilities	(401,434)	(29,015)

Net Cash Consumed (Provided) By Operating Activities	799,265	(1,552)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(178,884)	(438,843)
Return of guarantee deposit	0	203,664
Increase( decrease) in deposits	(485,214)	267,025

Net Cash Consumed By Investing Activities	(664,098)	31,846

Issuance of consultable note

Exchange rate effect on cash	31,670	4,132
Net change in cash	166,837	34,426
Cash balance, beginning of period	3,013,027	3,013,900

Cash balance, end of period	$3,179,864	$3,048,326

The accompanying notes are an integral part of these financial statements.

ASIA ELECTRICAL POWER INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)
1. BASIS OF PRESENTATION
The unaudited interim financial statements of Asia Electrical Power International Group Inc. (“the Company”) as of June 30, 2010 and 2009 and for the three and six month periods ended June 30, 2010 and 2009, have been prepared in accordance with United States generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010.
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
3. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
The Company did not make any cash payments of either interest or income taxes during the three month periods ended June 30, 2010 or 2009.
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
On January 23, 2003, we entered into an Asset and Share Exchange Agreement (the “Agreement”) with Shenzhen Naiji Electrical Equipment Co., Ltd. (“Naiji”), a PRC company, whereby we acquired all the issued and outstanding stock of Naiji for consideration of 24,000,000 shares of our common stock.
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
We intend to carry out the reverse stock split by filing an amendment to our Articles of Incorporation with the Secretary of State of Nevada after the SEC approves the transaction disclosure documents and we complete the dissemination of transaction information materials to our stockholders. We also intend to file a final Schedule 13E-3 Transaction Statement and a Form 15 Certification and Notice of Termination of Registration with the SEC in order to effect the voluntary deregistration of our common stock after the reverse stock split is completed. For more information regarding the reverse stock split, please see our Schedule 13E-3 Transaction Statement, as amended, and the exhibits thereto, which was filed on August 13, 2010, and Schedule 14C Definitive Information Statement , and the exhibits thereto, which was filed on August 13, 2010.
Results of Operations
June 30, 2010, compared to June 30, 2009
Revenues

	Six months ended		Six months ended
	June 30, 2010	% Sales	June 30, 2009	% Sales
Revenue	$8,609,330	100%	$6,713,518	100%
Cost of Sales	6,964,376	81%	5,397,613	80%
Gross Profit	$1,644,954	19%	$1,315,905	20%
Our revenues for the six months ended June 30, 2010 were $8,609,330, which represents an increase of $1,895,812 (or 28.2% which includes the effectiveness of the exchange rate) from revenues of $6,713,518 for the comparable 2009 period. The increase in revenues reflects the effectiveness of the Company’s aggressive marketing efforts in the north and northwest markets in China, especially in tendering for engineering projects.
Cost of Sales for the six month period in 2010 was $6,964,376, which represents an increase of $1,566,763 (or 29%) from $5,397,613 for the comparable 2009 period. The increase in cost of sales reflects the corresponding increase in revenues for the period. Gross profit for the 2010 period was $1,644,954 representing an increase of $329,049 or $25% from $1,315,905 for the comparable period in 2009. The increase in gross profit is attributable to the increase in revenues for the 2010 period.

	Three months ended		Three months ended
	June 30, 2010	% Sales	June 30, 2009	% Sales
Revenue	$5,072,406	100%	$4,634,236	100%
Cost of Sales	4,134,235	81.5%	3,698,146	80%
Gross Profit	$938,171	18.5%	$936,090	20%

Our revenues for the three months ended June 30, 2010 were $5,072,406, which represents an increase of $438,170 (or 9.5% which includes the effectiveness of the exchange rate) from revenues of $4,634,236 for the comparable 2009 period. The increase in revenues is principally due to the effectiveness of the PRC government’s stimulus money and policy to boost domestic demand. Especially for the quarter ended June 30, 2010, the Company actively participated in tendering for projects. As a result, sales increased dramatically during the quarter.
Cost of Sales for the three month period ended June 30, 2010 was $4,134,235, which represents an increase of $436,089 (or 11.8%) from $3,698,146 for the comparable 2009 period. The increase in cost of sales reflects the corresponding increase in revenues for the period. Gross profit for the 2010 three month period was $938,171 representing an increase of $2,081 (or $0.2%) from $936,090 for the comparable period in 2009. The increase in gross profit is attributable to the increase in revenues for the 2010 period.
Selling and Administrative Expenses
Selling and administrative expenses (which includes salaries and benefits, depreciation and amortization, travel and promotion, technical support and related overhead, among other charges) for the 2010 six month period were $1,619,331, which represents an increase of $324,463 (or 25.1%) from $1,294,868 for the prior year period. The increase in selling and administrative expenses for the 2010 six month period was due principally to increases from the prior period in executive salaries and expenses ($700,000 for the 2010 period compared with $450,000 for the 2009 period), travel and promotion ($140,907 for the 2010 period compared with $103,937 for the 2009 period), depreciation and amortization ($138,223 for the 2010 period compared with $128,666 for the 2009 period), office and utilities charge ($109,311 for the 2010 period versus $38,758 in 2009 period) and other miscellaneous charges ($170,295 for the 2010 period compared with $141,804 for the 2009 period), offset by the reductions in employee salaries and benefits ($283,702 in the 2010 period compared with $336,558 in 2009 period), research and development ($11,807 for the 2010 period compared with $38,843 for the 2009 period), bad debt expense (expense of $63 for the current period versus a prior year expense of $511) and Marketing (expense of $293 compared with $7,689 for 2009 period).
The selling and administrative expenses for the three months ended June 30, 2010 were $846,115, which represents an increase of $49,261 (or 6.2%) from $796,854 for the prior year period.
Operating (Loss) Income
During the first six months of 2010, we had an operating income of $25,623 compared with operating income of $21,037 for the comparable period in 2009, due to the reasons discussed above.
During the three month period ended June 30, 2010, our operating income was $92,056 compared with operating income of $139,236 for the comparable period in 2009, due to the reasons discussed above.
Other Income (Expense)
Other Income (Expense) was $(32,833) for the 2010 six month period compared with $(52,331) for the comparable 2009 period and was $(29,235) for the three month period compared with $(50,963) for the 2009 period.
Income (Loss) before Income Taxes, Net Income (Loss) for the Period, Total Comprehensive Income (Loss), and Loss Per Share
For the 2010 six month period, we had a loss before taxes of $7,210 compared with loss of $31,294 for the comparable period in 2009. For the three month period ended June 30, 2010, we had an income before taxes of $62,821 compared with income of $88,273 for the comparable period in 2009. During the 2010 six month period, we also made a provision for income taxes of $81,497, compared with a provision of $47,470 for the comparable period in 2009.

For three months ended June 30, 2010 and 2009, the provisions for income taxes were $45,864 and $47,470, respectively. Our net loss for the 2010 six month period was $88,707, compared with net income of $78,764 for the comparable period in 2009. The net income for the three month period ended June 30, 2010 was $16,957, compared with net income of $40,803 for the comparable period in 2009. Foreign currency translation adjustment, which is the impact of different foreign exchange rates applied to the balance sheet and income statement, was a gain of $135,039 for the 2010 six month period, compared to a gain of $14,426 for the same period in 2009. Total comprehensive income of $46,322 for the first six months of 2010 compares with total comprehensive loss of $64,338 for the same period in 2009. For the three months ended June 30, 2010, total comprehensive income was $149,949, compared with total comprehensive income of $42,197 for the same period in 2009.
Income (Loss) Per Share applicable to common stockholders for the 2010 period was $0.00 per share compared with a loss per share of $(0.00) for the 2009 six month period and $0.00 for the three month period ended June 30, 2009.
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
Liquidity and Capital Resources
As of June 30, 2010, we had working capital of $2,197,536 compared to working capital of $2,697,076 as of December 31, 2009. The decrease is due principally to reclassification of a convertible note from long-term liability to a current liability, the increase in accounts payables and the increase in advances from customers, partially offset by the increase in inventories.
Over the next 6 months, we will require approximately $6,200,000 to sustain our working capital needs as follows, based on projected sales of $8,050,000:

Materials, Labor, Overhead	$4,960,000
Selling Expenses and Administrative Expenses	$1,240,000

Total	$6,200,000
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
The following table presents information about our most critical accounting estimates and the effects of hypothetical changes in the assumptions used when making such estimates:

			How accurate have	How likely to
Balance Sheet	There is a risk of	How did we arrive	we been in the	change in the
Account	change because?	at these Estimates?	past?	future?
Accounts Receivable	We provide an Allowance For Doubtful Accounts (AFDA) based on the age of each account. Uncollectible accounts are also written off, particularly when bankruptcy occurs.	AFDA provisions are made by analyzing agings of the accounts receivable.	These estimates of AFDA have been accurate in the past.	This method of determining AFDA will likely not change as the method used has provided accurate results.

Inventory	We review the net realizable value of our inventory to ensure that it is recorded at a lower of cost or market value. At this time, any obsolete inventory is written off. The market value could change due to the success of technical innovation on our part or by competitors within the switchgear Market.	The cost of our inventory (including manufacturing Overhead) is compared to net realizable value in the market.	Our procedure has produced reliable results.	We do not expect any change in procedure.

Fixed Assets	We calculate our depreciation using the straight line method based on useful lives of the assets. The useful lives of the asset could change due to technical innovation and or other factors and we may write off or write down obsolete assets.	The estimated lives of fixed assets are based on guidelines provided by Chinese tax authorities.	We believe our depreciation method has produced accurate results.	We do not foresee any changes.

Accrued Liabilities (Income Tax)	We are subject to income taxes in China. The determination of the tax liability is based on calculations which are further based on estimates such as, for example, allowances for bad debt. These estimates may change from time to time and the final tax outcome may increase or decrease our income tax expense provision made.	Income tax provision is calculated based on the statutory tax rate and level of operating income. Operating income is partially based on various estimates. These estimates may differ from actual results. This calculation is made monthly and installments are made toward the tax liability.	Our estimates currently have been in line with the actual assessment in our tax liability. Income tax provisions are calculated monthly.	Our estimates may change from time to time and this may affect the income tax provision. We may under or over remit our installments based on how our estimates differ from actual results.

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
ASIA ELECTRICAL POWER INTERNATIONAL GROUP INC.
Date: August 23, 2010

By:	/s/ Yulong Guo
Yulong Guo
President and Chief Executive Officer

By:	/s/ Yunbin Li
Yunbin Li
Chief Financial Officer